Form 10-Q
period 2009-10-31
rue21, inc.
filed 2009-12-16
CIK 1471458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 1-34536
rue21, inc.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1311645
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Commonwealth Drive
Suite 100
Warrendale, Pennsylvania 15086
(Address of principal executive offices)
Telephone: (724) 776-9780
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock was 24,224,962 as of December 10, 2009.

rue21, inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
rue21, inc.
Condensed Consolidated Balance Sheets

	October 31,	January 31,	November 1,
	2009	2009	2008
	(Unaudited)
	(in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$5,330	$4,611	$3,861
Merchandise inventory, net	87,182	66,838	76,492
Prepaid expenses and other current assets	14,718	12,299	13,171

Total current assets	107,230	83,748	93,524

Net property and equipment	70,836	56,687	50,293

Other assets	1,682	765	1,563

Total assets	$179,748	$141,200	$145,380

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of term debt	$—	$—	$197
Accounts payable	73,977	60,449	54,400
Accrued expenses and other current liabilities	16,550	14,969	12,258
Accrued payroll and related taxes	8,699	7,532	6,184

Total current liabilities	99,226	82,950	73,039

Long-term liabilities:
Long-term debt	21,176	19,476	39,989
Deferred rent, tenant allowances and other long-term liabilities	26,456	20,381	18,478

Total long-term liabilities	47,632	39,857	58,467

Total liabilities	146,858	122,807	131,506

Commitments and Contingencies

Common stock— par value $0.004 per share; 50,000 shares authorized; 22,511; 21,896 and 22,020 shares issued and outstanding, respectively	90	88	88
Additional paid in capital	213	13	91
Retained earnings	32,587	18,292	13,695

Total stockholder’s equity	32,890	18,393	13,874

Total liabilities and stockholders’ equity	$179,748	$141,200	$145,380

See accompanying unaudited notes to the condensed consolidated financial statements.

rue21, inc.
Condensed Consolidated Statements of Income

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(Unaudited)
	(in thousands, except per share data)

Net sales	$137,110	$97,465	$370,214	$272,302
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	87,539	62,315	237,733	177,219

Gross profit	49,571	35,150	132,481	95,083

Selling, general, and administrative expense	35,135	27,070	96,217	72,350
Depreciation and amortization expense	4,420	2,971	12,194	8,245

Income from operations	10,016	5,109	24,070	14,488

Interest expense, net	136	354	433	1,258

Income before income taxes	9,880	4,755	23,637	13,230

Provision for income taxes	3,902	1,863	9,342	5,185

Net income	$5,978	$2,892	$14,295	$8,045

Basic income per common share	$0.27	$0.13	$0.65	$0.37
Diluted income per common share	$0.26	$0.13	$0.63	$0.35

Weighted average basic common shares outstanding	22,201	21,953	22,111	21,894
Weighted average diluted common shares outstanding	23,058	22,822	22,828	22,823
See accompanying unaudited notes to the condensed consolidated financial statements.

rue21, inc.
Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 31,	November 1,
	2009	2008
	(Unaudited, in thousands)

Operating activities
Net income	$14,295	$8,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,194	8,245
Deferred taxes	893	(401)
Share based compensation	193	—
Changes in:
Merchandise inventory	(20,344)	(29,339)
Accounts payable	13,528	18,085
Other	4,752	276

Net cash provided by operating activities	25,511	4,911

Investing activities
Acquisition of property and equipment	(26,499)	(16,398)

Net cash used for investing activities	(26,499)	(16,398)

Financing activities
Borrowings under revolver	85,791	98,592
Payments under revolver	(84,091)	(63,435)
Payments on long-term debt	—	(23,152)
Proceeds from stock options exercised	7	—

Net cash provided by financing activities	1,707	12,005

Increase in cash and cash equivalents	719	518
Cash and cash equivalents, beginning of period	4,611	3,343

Cash and cash equivalents, end of period	$5,330	$3,861

See accompanying unaudited notes to the condensed consolidated financial statments.

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 31, 2009 and November 1, 2008
(Dollars in thousands unless otherwise indicated)
NOTE 1 — Basis of Presentation
rue21, inc. (the “Company” or “rue21”) is a specialty retailer of junior and young men’s apparel and accessories in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.
The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary “r services, llc”. All intercompany transactions and balances have been eliminated in consolidation. At October 31, 2009, the Company operated in one reportable segment.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading. Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009 included in the Company’s Registration Statement on Form S-1 (File No. 333-161850), as amended.
The results of operations for the thirteen and thirty-nine week periods ended October 31, 2009 are not necessarily indicative of the operating results for the full fiscal year.
NOTE 2 — Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “third quarter of 2009” and the “third quarter of 2008” refer to the thirteen week periods ending October 31, 2009 and November 1, 2008, respectively. “Year-to-date 2009” and “year-to-date 2008” refer to the thirty-nine week periods ending October 31, 2009 and November 1, 2008, respectively.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Seasonality
Our business is seasonal and historically we have realized a higher portion of our net sales, net income and operating cash flows in the second through the fourth fiscal quarters, attributable to the impact of the summer and holiday selling seasons. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the holiday selling season. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.
Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) established authoritative United States GAAP, codifying and superseding all pre-existing accounting standards and literature. This newly codified GAAP is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the guidance without any impact on the consolidated financial statements.
Effective February 1, 2009, the Company adopted the FASB’s authoritative guidance related to fair value measurements for non-

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 31, 2009 and November 1, 2008
(Dollars in thousands unless otherwise indicated)
financial assets and non-financial liabilities that are measured on a non-recurring basis. Refer to Note 5 for additional information.
In April 2009, the FASB issued authoritative guidance in connection with interim disclosures about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These disclosures are effective for interim periods ending after June 15, 2009. Refer to Note 7 for additional information.
In May 2009, the FASB issued authoritative guidance in connection with subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The literature renames type one and type two subsequent events as “recognized” subsequent events and “non-recognized” subsequent events. For recognized subsequent events, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For unrecognized subsequent events, an entity shall not recognize subsequent events about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date. Refer to Note 10 for additional information.
In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and should be applied prospectively for interim and annual periods upon adoption. The Company is currently evaluating the impact the adoption of the authoritative guidance could have on its consolidated financial statements.
NOTE 3 — Earnings Per Share
     Earnings per common share has been computed as follows (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November	October 31,	November
	2009	1, 2008	2009	1, 2008

Net income	$5,978	$2,892	$14,295	$8,045

Weighted average basic common shares outstanding	22,201	21,953	22,111	21,894
Impact of dilutive securities	857	869	717	929

Weighted average diluted common shares outstanding	23,058	22,822	22,828	22,823

Per common share :
Basic income per common share	$0.27	$0.13	$0.65	$0.37
Diluted income per common share	$0.26	$0.13	$0.63	$0.35
Equity awards to purchase 369, 487, 849 and 492 shares of common stock for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
NOTE 4 — Share-Based Compensation
In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the “2009 Plan”) in connection with the Company’s initial public offering pursuant to which key employees, officers, and directors shall be eligible to receive the grants of stock options, rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 31, 2009 and November 1, 2008
(Dollars in thousands unless otherwise indicated)
stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company to purchase up to an aggregate of 3.6 million shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted in the future are generally exercisable ratably over four years subject to certain employment terms and conditions. The stock options begin to expire ten years from the date of issuance. Restricted stock granted under the 2009 Plan vest one year from the date of the grant. To date, no stock appreciation rights or restricted stock units have been issued under the 2009 Plan.
Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the “2003 Plan”) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an aggregate of up to 19.8% of the shares of the common stock outstanding based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company terminated the 2003 Plan and no further option grants will be made under the 2003 Plan.
The following table represents stock options granted, vested, and expired under the existing share based compensation plans for the thirty-nine weeks ended October 31, 2009. All share based awards to date have been incentive stock options.

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(In thousands)	(Per share)	(In years)

Outstanding January 31, 2009	1,214	$2.91
Granted	412	11.40
Exercised	(421)	0.02
Expired or forfeited	—	—

Outstanding October 31, 2009	1,205	$6.82	8.2	$14,681

Exercisable at October 31, 2009	558	$2.94	7.1	$8,959

We recognized $169, $193, $0 and $0 in compensation expense related to stock options for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November	October 31,	November
	2009	1, 2008	2009	1, 2008

Black-Scholes Option Valuation Assumptions :
Risk-free interest rate(1)	2.6%	4.7%	2.6%	4.7%
Dividend yield	$—	$—	$—	$—
Volatility factor(2)	60.0%	55.0%	60.0%	55.0%
Weighted average expected term(3)	6.3 years	6.3 years	6.3 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin No. 110, Share Based Payments. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 31, 2009 and November 1, 2008
(Dollars in thousands unless otherwise indicated)
NOTE 5 — Property, Plant and Equipment

	October 31,	January 31,	November 1,
	2009	2009	2008

Furniture and fixtures	$55,761	$43,327	$39,523
Leasehold improvements	51,854	42,284	39,606
Automobiles	18	18	18
Computer equipment and software	15,038	11,260	8,941

	122,671	96,889	88,088
Less accumulated depreciation and amortization	(51,835)	(40,202)	(37,795)

	$70,836	$56,687	$50,293

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges of $33 and $152 and $52 and $208 were recognized for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. In accordance with the FASB’s authoritative guidance related to fair value measurements for non-financial assets and non-financial liabilities, the Company determined that the fair value measurements related to the impaired long lived assets discussed above are derived from significant other observable inputs (“Level 2 inputs”).
NOTE 6 — Long-Term Debt
Effective April 10, 2008, the Company established a five-year $60,000 senior secured credit facility (the “Senior Facility”) with Bank of America, N.A., which was amended on November 24, 2009. The borrowing ceiling is expandable at the Company’s option in increments of $5,000 up to a limit of $85,000 under certain defined conditions. Availability under the Senior Facility is collateralized by a first priority interest in all the Company’s assets. The Senior Facility accrues interest at the Bank of America base rate, defined at the Company’s option as the prime rate or the Eurodollar rate plus applicable margin which ranges from 1.25% to 2.00% set quarterly dependent upon average net availability on the Senior Facility during the previous quarter. A Fixed Charge covenant is applicable only if the net availability falls below thresholds of 15% in calendar year 2009, and 10% thereafter. The Company is in compliance with all covenants under the Senior Facility at October 31, 2009. The Senior Facility matures in April 2013. Refer to Note 10 regarding the amendment of the Senior Facility.
NOTE 7 — Fair Value
The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $5,330, $4,611 and $3,861 as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively, are reported at fair value utilizing Level 1 inputs.

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 31, 2009 and November 1, 2008
(Dollars in thousands unless otherwise indicated)
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of October 31, 2009, January 31, 2009 and November 1, 2008, respectively, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments. Additionally, management believes the fair value of the long-term debt approximates carrying value as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively, as the debt instrument has a variable interest rate that resets quarterly.
NOTE 8 — Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the thirteen weeks ended October 31, 2009 was 39.5% compared to 39.2% for the thirteen weeks ended November 1, 2008. The effective income tax rate for the thirty-nine weeks ended October 31, 2009 was 39.5% compared to 39.2% for the thirty-nine weeks ended November 1, 2008. The higher effective income tax rate for the third quarter and year to date 2009 was primarily the result of an increase in the amount of non-deductible expenses.
The company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, was not material.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with the FASB’s authoritative guidance related to uncertain tax positions and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.
NOTE 9 — Commitments and Contingencies
From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.
NOTE 10 — Subsequent Events
On November 13, 2009, the Company completed an initial public offering of 7,780,252 shares of common stock at a price to the public of $19.00 per share, of which 1,650,000 shares were sold by the Company, 5,115,437 were sold by the selling shareholders (including 913,590 by members of the Company’s management) and 1,014,815 shares were sold by a certain selling stockholder pursuant to the underwriters’ over-allotment option. Upon completion of the offering, the Company received net proceeds of approximately $29.2 million.
In conjunction with the initial public offering of common stock, the Company was reincorporated in Delaware. The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.
On November 24, 2009, the Company amended its Senior Facility with Bank of America, N.A. An amendment fee of $125 was paid on the effective date of the amendment. Key provisions of the amendment include an increase in the borrowing ceiling to $85,000 from $60,000, which is further expandable at the Company’s option in increments of $5,000 up to a limit of $100,000 under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus 0.50%, the prime rate or the adjusted LIBOR rate plus the applicable margin which ranges from 1.25% to 3.00%.
The Company has evaluated subsequent events occurring through December 16, 2009, the date which the consolidated financial statements are filed with the SEC. Other than the events disclosed above, no events have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our Registration Statement on Form S-1 (File No. 333-161850), as amended, which became effective on November 13, 2009. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2009” refer to the fiscal year ended January 30, 2010.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:
•	failure to successfully execute our growth strategy, including delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•	risks and challenges in connection with sourcing merchandise from domestic and foreign vendors;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	our debt levels and restrictions in our senior secured credit facility and in agreements for other indebtedness we may incur;

•	economic conditions, including their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs; and

•	our failure to maintain effective internal controls.

Results of Operations
     The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(Unaudited)
	(in thousands, except per share data)

Net sales	$137,110	$97,465	$370,214	$272,302
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	87,539	62,315	237,733	177,219

Gross profit	49,571	35,150	132,481	95,083

Selling, general, and administrative expense	35,135	27,070	96,217	72,350
Depreciation and amortization expense	4,420	2,971	12,194	8,245

Income from operations	10,016	5,109	24,070	14,488

Interest expense, net	136	354	433	1,258

Income before income taxes	9,880	4,755	23,637	13,230

Provision for income taxes	3,902	1,863	9,342	5,185

Net income	$5,978	$2,892	$14,295	$8,045

Basic income per common share	$0.27	$0.13	$0.65	$0.37
Diluted income per common share	$0.26	$0.13	$0.63	$0.35

Weighted average basic common shares outstanding	22,201	21,953	22,111	21,894
Weighted average diluted common shares outstanding	23,058	22,822	22,828	22,823

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	63.8%	63.9%	64.2%	65.1%

Gross profit	36.2%	36.1%	35.8%	34.9%

Selling, general, and administrative expense	25.6%	27.8%	26.0%	26.6%
Depreciation and amortization expense	3.2%	3.0%	3.3%	3.0%

Income from operations	7.3%	5.2%	6.5%	5.3%

Interest expense, net	0.1%	0.4%	0.1%	0.5%

Income before income taxes	7.2%	4.9%	6.4%	4.9%
Provision for income taxes	2.8%	1.9%	2.5%	1.9%

Net income	4.4%	3.0%	3.9%	3.0%

Effective Tax Rate	39.5%	39.2%	39.5%	39.2%

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Operating Data (unaudited)

Number of stores open at the end of the period	534	433	534	433
Total gross square feet at the end of the period (In thousands)	2,364	1,869	2,364	1,869
Sales per gross square foot for the periods indicated	$61	$57	$177	$174
Comparable store sales change	13.5%	6.6%	7.4%	0.8%
Comparable Store Sales
A store is included in comparable store sales on the first day of the sixteenth month as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability is achieved twelve months after the initial three-month period after store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.

     The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Girls
Apparel	58.3%	59.6%	58.1%	59.9%
Accessories	22.3%	22.2%	23.7%	22.6%
Guys Apparel and Accessories	19.4%	18.2%	18.2%	17.5%

	100.0%	100.0%	100.0%	100.0%
Thirteen Weeks Ended October 31, 2009 Compared to Thirteen Weeks Ended November 1, 2008
Net Sales
Net sales increased 40.7%, or $39.6 million, to $137.1 million for the thirteen weeks ended October 31, 2009 from $97.5 million for the thirteen weeks ended November 1, 2008. The increase in net sales was due to an increase of approximately 40% in the number of transactions, primarily driven by new store openings and an increase of approximately 0.3% in the average dollar value of transactions per store.
Comparable store sales increased 13.5% for the thirteen weeks ended October 31, 2009 compared to an increase of 6.6% for the thirteen weeks ended November 1, 2008. Comparable store sales increased by $29.3 million and non-comparable store sales increased by $10.3 million. There were 386 comparable stores and 148 non-comparable stores open at October 31, 2009 compared to 304 and 129, respectively, at November 1, 2008.
The decrease in the girls apparel category as a percentage of net sales and the approximate corresponding increase in the guys apparel and accessories category as a percentage of net sales was reflective of varying category sales growth rates. The guys apparel and accessories category grew by approximately 50%. The girls accessories category grew by approximately 41% and the girls apparel category grew by approximately 38%.
Gross Profit
Gross profit increased 41.0%, or $14.4 million, in the thirteen weeks ended October 31, 2009 to $49.6 million from $35.2 million in the thirteen weeks ended November 1, 2008. Gross margin increased 10 basis points to 36.2% for the thirteen weeks ended October 31, 2009 from 36.1% for the thirteen weeks ended November 1, 2008. This increase in gross margin was primarily attributable to a 180 basis point decrease in store occupancy, distribution and buying costs as these costs increased at a lower rate than net sales. This improvement was offset by a 170 basis point decline in merchandise margin as a percent of sales. The lower merchandise margin was the result of an increase in the amount of markdowns.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 29.8%, or $8.1 million, to $35.1 million in the thirteen weeks ended October 31, 2009 from $27.1 million for the thirteen weeks ended November 1, 2008. As a percentage of net sales, selling, general and administrative expense decreased to 25.6% in the thirteen weeks ended October 31, 2009 from 27.8% in the thirteen weeks ended November 1, 2008.
Store operating expenses increased by $6.2 million primarily resulting from the operation of 534 stores as of October 31, 2009 compared to the operation of 433 stores as of November 1, 2008. As a percentage of net sales, store operating expenses decreased to 18.6% for the thirteen weeks ended November 1, 2009 from 19.8% for the thirteen weeks ended November 1, 2008, due primarily to payroll costs as a percentage of sales declining as a result of the increase in comparable store sales during the thirteen weeks ended October 31, 2009.
Administrative and general expenses decreased as a percentage of net sales to 7.0% for the thirteen weeks ended October 31, 2009 from 8.0% for the thirteen weeks ended November 1, 2008 as these costs increased at a lower rate than net sales.

Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.2% for the thirteen weeks ended October 31, 2009 from 3.0% for the thirteen weeks ended November 1, 2008, or $1.4 million. The increase was due to growth in capital expenditures to $9.8 million for the thirteen weeks ended October 31, 2009 from $6.9 million for the thirteen weeks ended November 1, 2008. This increase follows annual increases in capital expenditures of $3.7 million in fiscal year 2007 and $6.2 million in fiscal year 2008.
Interest Expense, Net
Interest expense, net decreased by $0.2 million to $0.1 million for the thirteen weeks ended October 31, 2009 due primarily to a decrease in average borrowings under our senior secured credit facility.
Provision for Income Taxes
The increase in provision for income taxes of $2.0 million in the thirteen weeks ended October 31, 2009 from the thirteen weeks ended November 1, 2008 was due primarily to the $5.1 million increase in pre-tax income. The effective tax rates were 39.5% and 39.2% for the thirteen weeks ended October 31, 2009 and the thirteen weeks ended November 1, 2008, respectively. The higher effective income tax rate was primarily the result of an increase in the amount of non-deductible expenses.
Net Income
Net income increased 106.9%, or $3.1 million, to $6.0 million for the thirteen weeks ended October 31, 2009 from $2.9 million for the thirteen weeks ended November 1, 2008. This increase was due to the factors discussed above.
Thirty-nine Weeks Ended October 31, 2009 Compared to Thirty-nine Weeks Ended November 1, 2008
Net Sales
Net sales increased 36.0%, or $97.9 million, to $370.2 million for the thirty-nine weeks ended October 31, 2009 from $272.3 million for the thirty-nine weeks ended November 1, 2008. The increase in net sales was due to an increase of approximately 37% in the number of transactions, primarily driven by new store openings, partially offset by a decrease of approximately 1% in the average dollar value of transactions per store.
Comparable store sales increased 7.4% for the thirty-nine weeks ended October 31, 2009 compared to an increase of 0.8% for the thirty-nine weeks ended November 1, 2008. Comparable store sales increased by $67.6 million and non-comparable store sales increased by $30.3 million. There were 386 comparable and 148 non-comparable stores open at October 31, 2009 compared to 304 and 129, respectively, at November 1, 2008.
The decrease in the girls apparel category as a percentage of net sales and the corresponding increase in the girls accessories category as a percentage of net sales and the guys apparel and accessories as a percentage of net sales was reflective of varying category sales growth rates. The girls apparel category grew by approximately 32% while the girls accessories category grew by approximately 43% and the guys apparel and accessories category grew by approximately 41%. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.
Gross Profit
Gross profit increased 39.3%, or $37.4 million, in the thirty-nine weeks ended October 31, 2009 to $132.5 million from $95.1 million in the thirty-nine weeks ended November 1, 2008. Gross margin increased 90 basis points to 35.8% for the thirty-nine weeks ended October 31, 2009 from 34.9% for the thirty-nine weeks ended November 1, 2008. This increase was primarily attributable to a 10 basis point increase in merchandise margin, due primarily to lower merchandise costs. The remainder of the gross margin increase was due to an 80 basis point decrease in store occupancy, distribution and buying costs as these costs increased at a lower rate than net sales.

Selling, General and Administrative Expense
Selling, general and administrative expense increased 33.0%, or $23.9 million, to $96.2 million in the thirty-nine weeks ended October 31, 2009 from $72.4 million for the thirty-nine weeks ended November 1, 2008. As a percentage of net sales, selling, general and administrative expense decreased to 26.0% in the thirty-nine weeks ended October 31, 2009 from 26.6% in the thirty-nine weeks ended November 1, 2008. Store operating expenses increased by $18.5 million primarily resulting from the operation of 534 stores as of October 31, 2009 compared to the operation of 433 stores as of November 1, 2008. As a percentage of net sales, store operating expenses decreased slightly to 19.1% for the thirty-nine weeks ended October 31, 2009 from 19.2% for the thirty-nine weeks ended November 1, 2008 as a result of payroll costs declining as a percentage of sales. Due in part to insurance settlement proceeds of $223,000 received during the second quarter of 2009, administrative and general expenses decreased as a percentage of net sales to 6.9% for the thirty-nine weeks ended October 31, 2009 from 7.4`% for the thirty-nine weeks ended November 1, 2008.
Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.3% for the thirty-nine weeks ended October 31, 2009 from 3.0% for the thirty-nine weeks ended November 1, 2008, or $4.0 million. The increase was due to growth in capital expenditures to $26.5 million for the thirty-nine weeks ended October 31, 2009 from $16.4 million for the thirty-nine weeks ended November 1, 2008. This increase follows annual increases in capital expenditures of $3.7 million in fiscal year 2007 and $6.2 million in fiscal year 2008.
Interest Expense, Net
Interest expense, net decreased by $0.8 million to $0.4 million for the thirty-nine weeks ended October 31, 2009 due primarily to a decrease in average borrowings under our senior secured credit facility.
Provision for Income Taxes
The increase in provision for income taxes of $4.2 million in the thirty-nine weeks ended October 31, 2009 from the thirty-nine weeks ended November 1, 2008 was due primarily to the $10.4 million increase in pre-tax income. The effective tax rates were 39.5% and 39.2% for the thirty-nine weeks ended October 31, 2009 and the thirty-nine weeks ended November 1, 2008, respectively.
Net Income
Net income increased 77.8%, or $6.3 million, to $14.3 million for the thirty-nine weeks ended October 31, 2009 from $8.0 million for the thirty-nine weeks ended November 1, 2008. This increase was due to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores, and the additional working capital required for the related increase in merchandise inventories. Cash is also required for investment in information technology and distribution facility enhancements and funding normal working capital requirements.
The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 75 days to pay our vendors.

A summary of operating, investing and financing activities are shown in the following table:

	Thirty-nine weeks ended
	October 31,	November 1,
	2009	2008	Change
	(In thousands)

Net cash provided by operating activities	$25,511	$4,911	$20,600
Net cash used for investing activities	(26,499)	(16,398)	(10,101)
Net cash provided by financing activities	1,707	12,005	(10,298)

Net increase in cash	$719	$518	$201

Operating Activities — Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirty-nine weeks ended
	October 31,	November 1,
	2009	2008	Change
	(In thousands)

Operating activities
Net income	$14,295	$8,045	$6,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,194	8,245	3,949
Deferred taxes	(619)	(401)	(218)
Share-based compensation	193	—	193
Merchandise inventory	(20,344)	(29,339)	8,995
Accounts payable	13,528	18,085	(4,557)
Other working capital components	2,336	(4,696)	7,032
All other	3,928	4,972	(1,044)

Net cash provided by operating activities	$25,511	$4,911	$20,600

Operating Activities
Net cash provided by operating activities was $25.5 million and $4.9 million for the thirty-nine weeks ended October 31, 2009 and the thirty-nine weeks ended November 1, 2008, respectively. The $20.6 million improvement in the thirty-nine weeks ended October 31, 2009 when compared to the thirty-nine weeks ended November 1, 2008 was due to increased net income ($6.3 million) and higher non-cash depreciation and amortization ($4.0 million) expense. Improvements in our requirements for inventory net of accounts payable and our other working capital components provided a reduction in our use of cash of approximately $10.1 million versus the comparable prior year period.
Investing Activities
Investing activities consist entirely of capital expenditures for new and converted stores, as well as investment in information technology and our distribution facility enhancements.

	Thirty-nine weeks ended
	October 31,	November 1,
	2009	2008	Change
	(In thousands)
Investing activities
Capital expenditures, net of tennant allowance	$(19,097)	$(10,208)	$(8,889)
Tenant Allowances	(7,402)	(6,190)	(1,212)

Capital expenditures	$(26,499)	$(16,398)	$(10,101)

For the thirty-nine weeks ended October 31, 2009 capital expenditures, net of tenant allowances increased $8.9 million compared to the thirty-nine weeks ended November 1, 2008. The expansion of the distribution center and higher investment in information technology accounted for more than 50% of the increase. The remainder of the increase was due primarily to the opening of 85 new stores and 25 store conversions totaling $9.9 million in the thirty-nine weeks ended October 31, 2009 and $7.0 million for 82 new stores and 19 conversions in the thirty-nine weeks ended November 1, 2008.
Financing Activities
Financing activities consist principally of net borrowings under our credit facilities, along with the repayment of certain long-term debt in the comparable prior year period.

	Thirty-nine weeks ended
	October 31,	November 1,
	2009	2008	Change
	(In thousands)
Financing activities
Net borrowings under revolver	$1,700	$35,157	$(33,457)
Payments on long-term debt	—	(23,152)	23,152
Proceeds from stock options exercised	7	—	7

Net cash provided by financing activities	$1,707	$12,005	$(10,298)

Net cash of $1.7 million was provided by financing activities in the thirty-nine weeks ended October 31, 2009, which was primarily utilized to fund capital expenditures in the current fiscal year. $23.2 million of the proceeds from our senior secured credit facility in fiscal year 2008 were used to repay the senior revolver established on May 15, 2003 and all term note loan facility financing arrangements with BNP Paribas.
Senior Secured Credit Facility
Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Under the agreement, we are able to increase the limit of the senior secured credit facility in increments of $5.0 million up to $85.0 million under certain defined conditions. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets.
Our senior secured credit facility accrues interest at the Bank of America base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 2.0% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. The weighted-average interest rate under our senior secured credit facility for the thirty-nine weeks ended October 31, 2009 and for the thirty-nine weeks ended November 1, 2008 was 2.51% and 4.69%, respectively. Our excess borrowing capacity under our senior secured credit facility was $38.8 million, $40.5 million and $20.0 million on October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below thresholds of 15% in calendar year 2009 and 10% thereafter. We are in compliance with all covenants under our senior secured credit facility as of October 31, 2009.
We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.
Subsequent Events
On November 13, 2009, the Company completed an initial public offering of 7,780,252 shares of common stock at a price to the public of $19.00 per share, of which 1,650,000 shares were sold by the Company 5,115,437 were sold by the selling shareholders (including 913,590 by the members of Company’s management) and 1,014,815 shares were sold by a certain selling stockholder pursuant to the underwriters’ over-allotment option. Upon completion of the offering, the Company received net proceeds of approximately $29 million.
On November 24, 2009, the Company amended its senior secured credit facility with Bank of America, N.A. An amendment fee of $0.1 million was paid on the effective date of the amendment. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at the Company’s option in increments of $5 million up to a limit of $100 million under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which now ranges from 1.25% to 3.00%.

Off Balance Sheet Arrangements
We are not a party to any off balance sheet arrangements.
Contractual Obligations
There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Registration Statement on Form S-1 (File No. 333-161850), as amended, which became effective on November 13, 2009, other than those which occur in the normal course of business.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Registration Statement on Form S-1 (File No. 333-161850), as amended, which became effective on November 13, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 2.00% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. At October 31, 2009 the weighted-average interest rate on our borrowings was 2.51%. Based upon a sensitivity analysis at October 31, 2009, assuming average outstanding borrowings during fiscal 2009 of $23 million a 50 basis point increase in interest rates would result in an increase our annual interest expense by approximately $0.1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the period ended October 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
110
PART II.—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Item 1A. Risk Factors
There have been no significant changes in our risk factors from those previously reported and disclosed in our Registration Statement on Form S-1 (File No. 333-161850), as amended, which became effective on November 13, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     During the period from August 1, 2009 through October 31, 2009, 42,480 options to purchase common stock of the Company were granted. From August 1, 2009 to October 31, 2009, the Company’s employees exercised options to purchase 420,660 shares of the Company’s common stock pursuant to options issued under the Company’s Amended and Restated 2003 Ownership Incentive Plan at an average purchase price of $0.02 per share for an aggregate purchase price of approximately $7,150. These issuances were made in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.
Use of Proceeds
     On November 12, 2009, the Company’s registration statement on Form S-1 (File No. 333-161850) was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale of 1,650,000 shares of common stock by the Company and the associated sale of 5,115,437 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 1,014,815 shares of common stock by certain of the selling stockholders, at a public offering price of $19.00 per share. On November 18, 2009, the Company sold 1,650,000 shares of common stock for an aggregate offering price of approximately $29.2 million, and the selling stockholders sold 6,130,252 shares of common stock, including 1,014,815 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $116.5 million and the offering has terminated. The managing underwriters were BofA Merrill Lynch, Goldman, Sachs & Co. and J.P. Morgan.
     As a result of the offering, the Company received net proceeds of approximately $29.2 million, after deducting underwriting discounts and commissions reasonably estimated at $9.0 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.
     The net offering proceeds were used for the repayment of our outstanding indebtedness. The remaining net proceeds were used for working capital and other general corporate purposes.
     There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
ITEM 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company was originally incorporated in Pennsylvania in October 1976. On October 30, 2009, all of the holders of shares of the Pennsylvania Corporation and the sole shareholder of a newly formed Delaware Corporation approved a merger agreement by written consent in order to reincorporate the Company in Delaware in connection with the Company’s initial public offering.
     On November 12, 2009, all of the holders of shares of the Company’s common stock approved the following matters by written consent: the amended and restated certificate of incorporation of the Company to be effective in connection with the Company’s initial public offering; the amended and related bylaws of the Company to be effective in connection with the Company’s initial public offering; the indemnification agreement to be entered into with the Company’s directors, officers and certain of its employees; the adoption of the rue21, inc. 2009 Omnibus Incentive Plan; and the election of Douglas E. Coltharp to the Board of Directors of the Company.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
10.1	First Amendment to Credit Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A., as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 24, 2009. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 1, 2009)

10.2	First Amendment to Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009. (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 1, 2009)

10.3	First Amendment to Intellectual Property Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009. (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on December 1, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.
Date: December 16, 2009	By	/s/ Robert Fisch
Robert Fisch
President and Chief Executive Officer

Date: December 16, 2009	By	/s/ Keith McDonough
Keith McDonough
Senior Vice President and Chief Financial Officer