Form 10-K
period 2010-01-30
rue21, inc.
filed 2010-03-31
CIK 1471458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-34536
rue21, inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	25-1311645 (I.R.S. Employer Identification No.)
800 Commonwealth Drive Suite 100 Warrendale, Pennsylvania (Address of principal executive offices)	15086 (Zip Code)

Registrant’s telephone number, including area code:
(724) 776-9780

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share (Title of class)	The NASDAQ Stock Market LLC (Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant commenced the initial public offering of its common stock on November 13, 2009. Accordingly, there was no public market for the registrant’s common stock as of July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 15, 2010 was 24,250,462.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2010 (hereinafter referred to as the 2010 Proxy Statement) are incorporated by reference into Part III.

Special Note on Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	failure to successfully execute our growth strategy, including delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•	risks and challenges in connection with sourcing merchandise from domestic and foreign vendors;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	our debt levels and restrictions in our senior secured credit facility and in agreements for other indebtedness we may incur;

•	economic conditions, including their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs; and our failure to maintain effective internal controls.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

rue21, inc.
2009 ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business.

Our Company

rue21, inc. (rue21) was originally incorporated in Pennsylvania in October 1976. We changed our name to rue21, inc. in May 2003 and reincorporated in Delaware on October 30, 2009. rue21is a fast growing specialty apparel retailer offering the newest fashion trends to girls and guys at value prices. We operate over 500 stores in 43 states. Our merchandise is designed to appeal to 11 to 17 year olds who aspire to be “21” and adults who want to look and feel “21”. We react quickly to market trends and our daily shipments ensure there is always new merchandise for our customers to discover. In addition, we offer our own brands, such as rue21 etc!, Carbon, tarea and rueKicks, to create merchandise excitement and differentiation in our stores. The energy in our stores and our focus on customer service, combined with our great value products, keep our customers returning to us. Through viral marketing and our interactive website, we continue to build a rueCommunity with a loyal customer base that will drive our growth into the future. The company and customer culture we have created invokes only one simple thought in the minds of most... Do you rue? I do!

We pursue a three-pronged strategy that focuses on diversification and growth. The key elements of our strategy are:

•	Diversified Product — girls, guys, rue21 etc! We offer a broad range of girls and guys apparel, accessories, footwear, jewelry and fragrances. Over the last few years, we have expanded and developed a number of product categories to complement our extensive apparel offerings, including rue21 etc!, our girls jewelry and accessories category; tarea by rue21, our intimate apparel category; Carbon, our guys apparel and accessories category; rueKicks, one of our footwear lines and a full line of fragrances for both girls and guys. While our girls apparel category currently represents the majority of our net sales, we believe the expansion of our guys apparel and accessories category presents a significant opportunity for us.

•	Flexible Real Estate — strip centers, regional malls, outlet centers. As of January 30, 2010 approximately 52% of our stores were located in strip centers, 27% in regional malls and 21% in outlet centers. Our stores are located primarily in small- and middle-market communities that we believe have been underserved by traditional specialty apparel retailers. As a result, we are often the only junior and young men’s specialty apparel retailer in such communities and face limited direct competition. In these markets, our limited competition comes from large value retailers and department stores.

•	Balanced Growth — new stores, store conversions, comparable store sales. We drive sales growth through opening new stores, converting existing stores into our new, larger rue21 etc! layout, and increasing our comparable store sales. In fiscal year 2010 , we plan to open 100 new stores, including 11 new stores opened as of March 2, 2010. We also plan to convert 30 stores, including 1store converted as of March 2, 2010, to a larger layout that includes a separate rue21 etc! store-in-store. In fiscal year 2009, we opened 88 new stores and converted 26 stores. We believe our merchandising initiatives and new category introductions will further enhance our comparable store sales growth.

Our comparable store sales increases were 7.8% in fiscal year 2009 and 3.7% in fiscal year 2008. Our net sales were $525.6 million in fiscal year 2009, which represents a 34.3% increase over fiscal year 2008. Our net income was $22.0 million in fiscal year 2009, which represents a 74.2% increase over fiscal year 2008. We believe our compelling value proposition and trend-right merchandise have contributed to our strong operating results.

Our Competitive Strengths

We attribute our success as a specialty apparel retailer to the following competitive strengths:

•	Compelling “fashion meets value” proposition. We offer the newest fashion to girls and guys at prices lower than many other similar apparel retailers. Our broad product assortment, ranging from apparel to accessories to footwear, enables our customers to create a complete look. In addition, we provide our customers with a distinctive shopping experience in a fun-to-shop environment, further enhancing our branded value proposition.

•	Flexible, fast-fashion business model. Our merchandising model allows us to quickly identify and respond to trends and bring proven concepts and styles to our stores. Our sourcing model is designed to achieve lower cost, faster turnaround and lower inventory levels. Our vendor network consists of domestic importers and domestic suppliers. Our collaborative relationship with our vendors allows us to test small quantities of new products in select stores before broadly distributing them to our stores which, in turn, reduces markdown risk. By carrying the newest styles and regularly updating our floor sets, we provide our customers with a reason to frequently shop our stores.

•	Presence in locations with limited direct competition. We focus on small- and middle-market communities, which we define as communities with populations between 25,000 and 200,000 people, where household incomes do not typically support higher-priced retailers. As a result, we often are the only junior and young men’s specialty apparel retailer in a shopping center and face limited direct competition in these communities. We have a prominent, central location in many of our strip centers and regional malls to further drive traffic to our stores. We believe we are a highly attractive tenant and, as such, we are able to negotiate competitive and favorable lease terms and low construction costs.

•	Attractive new store economics. We operate a proven and efficient store model that delivers strong cash flow. Not only do our stores provide a distinctive shopping experience and compelling merchandise assortment, but with low store build-out costs, competitive lease terms and a low-cost operating model, our stores also generate a strong return on store investment. All of our new stores feature our rue21 etc! store-in-store layout, showcasing an expanded accessories offering. Our new stores average approximately 4,700 square feet, which is larger than our historical store layout, and historically pay back our investment in less than one year.

•	Distinct company and customer culture. We have a strong core culture that emanates from our employees, many of whom are high school and college students who live in the community and are rue21 customers. Through our viral marketing efforts and the support of our online rueCommunity, we bring the rue21 culture to our customer base. We believe our culture enables us to connect to our employees and customers, differentiate our in-store shopping experience and ultimately strengthen our brand image and drive customer loyalty.

•	Strong and experienced management team. Our senior management team has extensive experience across a broad range of disciplines in the specialty retail industry, including merchandising, real estate, supply chain and finance. Bob Fisch, our President and Chief Executive Officer, has more than 30 years of experience in the apparel industry. Since being named President and Chief Executive Officer, he has overseen consistent growth in net sales and income from operations.

Our Growth Strategy

We believe we are positioned to take advantage of significant opportunities to increase net sales and net income. We have recently invested significant capital to build the infrastructure necessary to support our growth. This investment included an upgrade of our distribution facility and related systems, which we implemented in the fourth quarter of fiscal year 2009 and enables the distribution facility to support approximately 1,300 stores. Key elements of our growth strategy include:

•	Increase Square Footage. We intend to drive our square footage growth by opening new stores and converting existing stores to our larger rue21 etc! layout. We believe there is a significant opportunity to expand our store base from 535 locations as of January 30, 2010 to over 1,000 stores within the next five years. We expect to open 100 stores in fiscal year 2010. Most of our new stores will be opened in strip centers and regional malls in small- and middle-market communities. In addition, we plan to continue to convert our existing stores into our larger rue21 etc! layout, which averages approximately 4,700 square feet. This store layout allows us to offer an increased proportion of higher margin categories, such as accessories, intimate apparel, footwear and fragrances. As of January 30, 2010, more than 55% of our store base was in the rue21 etc! layout. We converted 26 stores to the rue21 etc! layout in fiscal year 2009 and plan to convert 30 stores in fiscal year 2010. These conversions result in increased store profitability and generate return on investment in excess of 30% over a twelve-month period.

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by increasing the penetration of our diversified product categories, increasing our rue21 brand awareness, continuing to provide our distinctive store experience and converting existing stores to our larger rue21 etc! layout. We believe that our fashionable merchandise selections and affordable prices create more shopping excitement for our customers, increase our brand loyalty and drive sales. We believe significant opportunities exist to grow our guys apparel and accessories category, as there is limited specialty competition in guys apparel at value prices, and our highly attractive footwear category, both of which have been recent drivers of comparable store sales. We also believe that our ability to quickly and consistently introduce the newest fashions into our stores keeps our shopping experience fresh and exciting and drives repeat customer visits.

•	Improve Profit Margins. We believe we have the opportunity to drive margin expansion through scale efficiencies, continued cost discipline and changes in merchandise mix. We believe our strong expected store growth will permit us to take advantage of economies of scale in sourcing and to leverage our existing infrastructure, corporate overhead and fixed costs. We are focused on reducing costs throughout our organization and believe further cost reduction opportunities exist in inventory and supply chain management. We believe the expansion of our higher margin categories, such as accessories and footwear, will increase our overall margins over time.

Our Stores

As of January 30, 2010, we operated 535 stores in 43 states throughout the United States. Our stores are located in strip centers, regional malls and outlet centers in small- and middle-market communities. Our stores averaged net sales of approximately $980,000 and net sales per gross square foot of $244 for fiscal year 2009.

The table below indicates certain historical information regarding our stores by type of shopping center as of the fiscal year end for each of the years indicated below:

	2009	2008	2007

Strip Centers	278	215	148
Regional Malls	146	118	90
Outlet Centers	111	116	114

Total Stores	535	449	352

Total gross square feet at end of period (in thousands)	2,390	1,949	1,148
Average gross square feet per store	4,468	4,341	4,113

The gross square footage of new stores opened in fiscal year 2009 averaged approximately 4,700 square feet, which is larger than our historical store base and features a separate store-in-store for our rue21 etc! girls jewelry and accessories category. We have an ongoing strategy to convert our existing store base into the larger rue21 etc! layout. As a result, we have worked with our landlords to either convert or relocate our existing stores to attractively priced new locations, either in the same shopping center or in shopping centers in close proximity to the existing store, that would allow us to prominently showcase all of our product lines in a compelling store layout. In fiscal year 2009, we converted 26 stores to our rue21 etc! layout.

Store Locations

The following store list shows the number of stores operated in each state as of January 30, 2010:

Total Number
State	of Stores

Alabama	27
Arizona	13
Arkansas	8
California	17
Colorado	7

Total Number
State	of Stores

Connecticut	1
Delaware	1
Florida	21
Georgia	37
Illinois	16
Indiana	14
Iowa	7
Kansas	4
Kentucky	8
Louisiana	22
Maine	1
Maryland	6
Massachusetts	3
Michigan	14
Minnesota	4
Mississippi	19
Missouri	14
Nebraska	2
Nevada	4
New Hampshire	2
New Jersey	3
New Mexico	7
New York	13
North Carolina	34
Ohio	14
Oklahoma	14
Oregon	4
Pennsylvania	24
South Carolina	16
Tennessee	23
Texas	69
Utah	10
Vermont	1
Virginia	11
Washington	4
West Virginia	7
Wisconsin	8
Wyoming	1

Total	535

Distinctive Store Experience

Our stores are designed by our in-house team in partnership with architectural consultants with the goal of creating an exciting and inviting atmosphere for girls and guys to shop and socialize. Our stores feature colorful displays showcasing the latest styles and trends, themed dressing rooms and top-40 music. Girls and guys apparel is located in separate areas with trend walls displaying the newest fashions. In our larger rue21 etc! layout stores, we feature our rue21 etc! accessories in the center of our stores, along with denim and fragrance bars and rueKicks displays. We believe that the fun and playful atmosphere in our stores contributes to the overall shopping experience.

Each of our stores is typically led by a manager, a full-time assistant manager, two part-time assistant managers and eight to ten part-time sales associates, depending on store volume.

Store Growth and Store Conversions

Our in-house real estate team works along with our brokerage network to negotiate the leases, lease renewals, and construction costs of every site. We lease all of our stores and determine store locations based on several factors, including geographic location, demographic information and proximity to other value retailers including Walmart, Target and Kohl’s. Additionally, we analyze factors such as performance of a particular shopping center, the quality and nature of existing shopping center tenants and the configuration of the space and the lease terms being offered. We have prominent positioning in many of our strip center and regional mall locations as well as a highly visible façade.

In fiscal year 2009, we opened 88 new stores. We plan to open a total of 100 stores in fiscal year 2010. We expect our store base to grow from 535 stores today to more than 1,000 stores within the next five years. Our new store operating model assumes an average store size of 4,700 square feet that has historically achieved sales per store of $900,000 to $1.1 million in the first twelve months. Our average net investment to open a new store is approximately $160,000, which includes $120,000 of average build-out costs, net of landlord contributions, and $40,000 of initial inventory, net of payables.

Our new store strategy is primarily focused on expanding our strip center presence, particularly in single anchor centers. We also see an opportunity to increase our footprint within regional malls, particularly in the small- and middle-markets communities, and to a more limited extent in outlet centers.

Converting existing stores to our larger rue21 etc! layout remains central to our growth strategy. As of January 30, 2010, 314 of our 535 stores were in the rue21 etc! layout. We have plans to continue to convert additional stores within the next five years to the larger rue 21 etc! layout as opportunities to do so become available. In fiscal year 2010, we have plans to convert 30 stores to the rue21 etc! layout.

The table below highlights certain information regarding our new stores opened and existing stores converted to the rue21 etc! layout as of the fiscal year end for each of the years indicated below:

	2009	2008	2007

Stores at beginning of period	449	352	278
Stores opened during period (1)	88	99	74
Stores closed during period	(2)	(2)	—

Stores at end of period	535	449	352
Store conversions during the period	26	21	20

(1)	Stores opened during period do not include existing stores that have been converted.

rueCulture and rueCommunity

A key component to our ongoing success has been our ability to preserve and continue to build our deeprooted corporate and customer culture. The passion and commitment fostered by rueCulture enables us to connect with our employees and customers, to differentiate our customers’ shopping experience and to ultimately drive our growth and profitability.

Customer Connection

We create a fun and exciting fashion destination for our customers both in the store, through our themed dressing rooms and our top-40 music selection, and on the internet via our website, the rueCommunity blog and other social networking sites such as Facebook, MySpace, Twitter and YouTube. We consult a panel of teen advisors who regularly provide us with feedback on products and trends. By carrying the newest styles and regularly updating floor sets, we encourage our customers to shop our stores frequently. Our store associates share the rue21 excitement and deliver a memorable, high energy in-store experience to our customers. Our stores have become a community destination of choice where customers can meet and socialize with friends.

Associate Development

rueCulture emphasizes exceptional people, and we believe that the passion and commitment of our managers, assistant managers and sales associates are key to our past and future success. We are intensely focused on fostering the talents of our employees, and are committed to providing sales associates and managers with career advancement opportunities. We endeavor to promote a large portion of store managers and district managers from within our company. We emphasize clear communication throughout the company, and routinely hold store manager conference calls and store level, district, and regional management meetings to keep our employees focused, informed and involved. In addition, we provide continuing education and training through our Management Advancement Development training program and our “rueniversity” assistant manager training program, which promote building effective management skills and reinforce the rueCulture.

Our Products and Brands

We offer a complete assortment of fashion apparel and accessories for girls and guys, including graphic t-shirts, denim, dresses, shirts, hoodies, belts, jewelry, handbags, footwear, intimate apparel and other accessories. We seek to identify the most current fashion trends in the market and utilize our product and sourcing teams to quickly introduce these fashions to our stores. All our brands are sold exclusively through our own stores. Our apparel and accessory brands include rue21 (Girls apparel), rue21 etc! (Girls accessories), tarea by rue21 (Girls intimate apparel), Carbon (Guys apparel and accessories) and rue Kicks (Girls and Guys footwear). In addition, we sell our own line of fragrances under names of rue by rue21, revert eco rue21, CJ Black, sparkle rue21, Pink Ice by rue21 and MetroBlack rue21. Our strategy is to price our fashion merchandise lower than most other similar apparel retailers, with most of our products priced below $35.00. The prices for each of our products typically range from $7.99 to $39.99 for our girls and guys apparel, $1.99 to $19.99 for our accessories, $14.99 to $29.99 for our footwear and $9.99 for our fragrances.

The table below indicates our product mix as a percentage of our net sales derived from our product categories, based on our internal merchandising system, as of the fiscal year end for each of the years indicated below:

	Fiscal Year
	2009	2008	2007

Girls
Apparel	56.7%	58.3%	61.6%
Accessories	24.3%	23.5%	21.9%
Guys Apparel and Accessories	19.0%	18.2%	16.5%

Total	100.0%	100.0%	100.0%

We believe that we have an opportunity to increase sales in our guys apparel and accessories category because there are few value retailers who offer similarly priced fashion apparel for young men. Currently, we offer more girls apparel and girls accessories than guys apparel and accessories. Our product mix may change based on the growth rate of each product category, although an increase in net sales in one of our product categories may not necessarily decrease net sales in our other product categories. Our diversified product assortment allows us to benefit from increased sales in all categories.

Merchandising and Sourcing

Our flexible, fast fashion model allows us to quickly identify and respond to trends and bring the newest, tested concepts and styles to our stores. We strive to offer a compelling product selection for our customers by regularly editing our merchandise assortment to reflect key fashion trends and by shipping daily deliveries of new merchandise to our stores.

Merchandising

We maintain a separate merchandising team for each of the three principal categories of our business — girls apparel, girls accessories and guys apparel and accessories. Our merchandise directors, with the support of our product development and visual teams, coordinate color and trends across the product categories to ensure brand consistency. We utilize fashion and color services, trade shows, vendors, retail shopping and social networking to identify the merchandise that meets the demands of our customers. Our merchandising team schedules weekly trend meetings to review the information gathered and determine the trends to incorporate into our product offerings. We order our product assortments after careful review and consideration of the volumes required by each of our stores. We frequently test our new products in a limited number of our stores before broadly distributing to the rest of our stores.

Sourcing

We do not own or operate any manufacturing facilities. We purchase all of our merchandise from a network of third-party vendors. Our vendor network currently consists of approximately 370 domestic importers and domestic suppliers. During the last twelve months, we sourced approximately 69% of our merchandise from our top thirty vendors, with no single vendor accounting for more than 8% of our merchandise. We believe our lack of dependence on any one vendor enhances our flexibility and minimizes product risk. In addition, we believe our long-term relationships with many of our vendors enable us to benefit from quick deliveries as well as very competitive pricing.

A majority of our products are manufactured in China and India at lead times of less than 90 days. Our vendors are responsible for importing products. We do not directly import any of our products. A small portion of our merchandise is manufactured domestically, with lead times as short as seven days to eight weeks. This maximizes our speed to market on key fashion items.

Although we typically transact business on an order-by-order basis, all of our vendors are required to sign our vendor agreement that incorporates a comprehensive vendor compliance manual. The vendor compliance manual details our packing, shipping and production requirements, as well as our legal requirements, professional and ethical standards and payment terms. Each purchase order also incorporates and references these requirements, standards and terms. The purchase orders, vendor agreement and vendor compliance manual all are designed to ensure that our vendors operate in compliance with all applicable rules and regulations, including labor, customs and consumer protection laws. We do not control or audit the vendors that produce the merchandise we sell. We do reserve the right to conduct random testing of products and use a third party resource to conduct such random testing on designated categories of items to further address our concern for customer safety.

Our national freight consolidator ships to our distribution facility in Weirton, West Virginia from both the west coast and east coast.

Marketing and Advertising

We believe that girls and guys rely heavily on the opinions of their peers, often expressed through social media, websites and blogs, to determine whether a retailer is relevant to them. As a result, we do not depend on conventional advertising, but instead employ a viral approach to marketing that is designed to capture the interest of our customers and drive them into our stores. For example, product knowledge, trend statements and fashion blogs are posted daily through Facebook, MySpace, Twitter and YouTube. Our rue21.com website reinforces our brand image and allows us to reach our customers in a fun and interactive environment. Website promotions and contests are an added incentive to motivate teens to share their voice. In addition, email campaigning is used to send “e-blasts” on a regular basis to customers who have provided their email addresses to us though our website or in-store collection processes. The “e-blasts” highlight key trends, new products and promotional events to drive our customer back to our stores.

In addition to using our website and social networking to promote our brand image, we employ a community-based marketing approach to building brand awareness and customer loyalty. We often initiate marketing efforts in concert with the local shopping center management in advance of opening our stores. At a store level, we reinforce our brands through in-store signage, events, and product labeling.

Our coupon programs encourage repeat business from our customers. We have built an extensive coupon program, which is strategically planned during select time periods during the year to maximize sales, traffic and customer loyalty. During an event, coupons are distributed in stores to our customers to generate repeat traffic as well as provide us with information as to customer spending, shopping patterns and habits. Hiring the right people is a brand building tool in and of itself. We seek to hire a diverse, energetic, enthusiastic, trendy, passionate and knowledgeable group of individuals to be a part of our team. We promote individuality by welcoming diversity, keeping an open mind, and valuing different points of view.

Distribution

We distribute all of our merchandise from an 189,600 square foot distribution and office facility located in Weirton, West Virginia. Substantially all merchandise arrives at our distribution facility pre-ticketed by our vendors, which allows for a quick turn around time and reduced internal labor. In general, the merchandise is received, sorted by stock keeping unit, or SKU, based upon class, vendor and style, and packed in to shipments for each store based on a predetermined allocation plan. The distribution facility then uses an automated sorting system for separating shipments by store. Merchandise is shipped to our stores daily via a third-party delivery service to ensure a steady flow of new products to our stores. We have implemented the process of upgrading our distribution facility and related systems. The distribution facility will now be able to support approximately 1,300 stores.

Management Information Systems

Our management information systems provide a full range of business process support and information to our store, merchandising, financial and real estate business teams. We believe the combination of our business processes and systems provide us with improved operational efficiencies, scalability, increased management control and timely reporting that allow us to identify and respond to trends in our business. These applications operate on vendor supported NCR registers, IBM and Dell servers, and operate on Epicor/CRS software for store point of sale and loss prevention, Island Pacific software for merchandising, allocation, inventory and warehouse management, and Lawson software for accounting and financial reporting.

Using a high-speed, broadband network, we have the ability to communicate to our stores continuously, change POS promotional pricing daily and update each store’s SKU level inventory that is updated daily in our inventory management system.

Competition

We believe rue21 is specialized in its ability to operate successfully in many different types of markets, including small or middle markets where there is limited direct competition. Small markets, which we define as communities with populations of less than 50,000 people, provide us with the ability to have a prominent location within the community. Typically, no other junior and young men’s specialty apparel retailer operates in these markets and our principal competitors are large value retailers. Even in middle markets, which we define as communities with populations between 50,000 and 200,000 people, we typically face limited direct competition from other junior and young men’s specialty apparel retailers. Although large value retailers, including Walmart, Target and Kohl’s, sell merchandise at comparable price points, our store format and in-store shopping experience is distinctive, with an exciting and inviting atmosphere offering trend-right fashions and our exclusive brands. Large value retailers may only have a small part of their store and total product selection dedicated to apparel and accessories. Department stores, including Dillard’s and JC Penney, or other junior retailers may be located in regional malls or outlet centers in small to middle markets; however we believe that we have been successful competing in these markets against all types of competition based on our product assortment, exclusive brands, ability to respond to changing trends, and our distinctive combination of fashion and value. Although we feel we have many competitive strengths, we recognize that we face some competitive challenges in small to middle markets, including the fact that large value retailers, department stores and some junior retail stores have substantially greater name recognition, as well as financial, marketing, and other resources, and devote greater resources to the marketing and sale of their products than we do. We believe that we benefit from the traffic that large value retailers generate in a shopping center, and often seek to place ourselves in close proximity to large value retailers.

The junior and young men’s specialty apparel landscape is highly competitive in large markets, which we define as communities with populations in excess of 200,000 people. We believe we are able to operate successfully in these markets given our distinctive combination of fashion and value. In large markets, we tend to position ourselves adjacent to other value retailers in strip centers or outlet centers. This provides the possibility of significant customer traffic and increased potential for sales, as most junior and young men’s specialty apparel retailers, including Aéropostale, American Eagle Outfitters, Charlotte Russe, Forever 21, the Gap, J. Crew, Metropark, Old Navy and Wet Seal, choose to position themselves in the more dominant regional malls. We recognize that some of the specialty apparel retailers with whom we compete also successfully offer a personalized shopping experience that could appeal to our target customers and that existing and new competitors may seek to emulate facets of our business strategy and in-store experience. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Competitive forces and pressures may intensify as our presence in the retail marketplace grows.

Intellectual Property

We have registered numerous trademarks, trade names and logos with the United States Patent and Trademark Office, including rue21 and rue21 etc!, Carbon, Carbon Black, the CJ logo design, rue Kicks and tarea by rue21. We also own trademark registrations for the names of our fragrances, including rue by rue21, revert eco rue21, CJ Black rue21, sparkle rue21, Metro Black rue21 and Pink Ice by rue21. These trademarks are renewable indefinitely, as long as they are still in use and their registrations are properly maintained. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans. In addition we own domain names, including www.rue21.com, for our primary trademarks and own unregistered copyright rights in our website content. We also rely on a variety of intellectual property rights that we license from third parties. We expect to continually grow our merchandise assortment and strengthen our brands, and we will continue to file new applications as appropriate to protect our intellectual property rights.

Regulation and Legislation

We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and or govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, automobile liability, and employee-related health care benefits, a portion of which is paid by the employees. We believe that we have adequately reserved for our self-insurance liability. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees

As of January 30, 2010, we had 5,765 employees of which 4,101 were part-time employees. Of this total number, 205 employees were based at our corporate headquarters, 135 employees were employed at our distribution facility, 77 managers were employed in the field, 1,992 managers and assistant managers and 3,356 sales associates were located in our stores. None of our employees is represented by a union and we have had no labor-related work stoppages. Our rueCulture emphasizes teamwork and the belief that everyone can make a difference. The value we place on our employees is one of the keys to our success, and as a result we believe our relationship with our employees is strong.

Seasonality

Our business is seasonal and, historically, we have realized a higher portion of our net sales, net income and operating cash flows in the second through fourth fiscal quarters, attributable to the impact of the summer and holiday selling seasons. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the fourth fiscal quarter. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.rue21.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (SEC).

Our Code of Business Conduct and Ethics and Board of Directors Committee Charters (Audit, Compensation and Governance and Nominating Committees) are also available on our website. The Committee Charters and Code of Business Conduct and Ethics can be found at www.rue21.com, under “Investor Relations, Corporate Governance.” Any amendments and waivers to the code will also be available on the website.

All of these documents are available in print to any stockholder who requests them via our website or by writing to rue21, inc., c/o Vice President and General Counsel, 800 Commonwealth Dr., Suite 100, Warrendale, PA 15086.

The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov.

The content of our web site (www.rue21.com) is not intended to be incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors.

Fashion trends and customer tastes are volatile and can change rapidly. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner. A small number of our employees, including our divisional merchandise managers, our Senior Vice President and General Merchandise Manager and our President and Chief Executive Officer, are primarily responsible for performing this analysis and making related product purchase decisions. Failure of these employees to identify and react appropriately to new and changing trends or tastes or to accurately forecast demand for certain product offerings could lead to, among other things, excess inventories, markdowns and write-offs, which could materially adversely affect us and our brand image. Because our success depends significantly on our brand image, damage to our brand in particular would have a negative impact on us. There can be no assurance that our new product offerings will be met with the same level of acceptance as our past product offerings or that we will be able to adequately and timely respond to the preferences of our customers. The failure of any new product offerings could have a material adverse effect on our business plan, results of operations and financial condition.

Our growth strategy depends upon our ability to successfully open and operate a significant number of new stores each year in a timely and cost-effective manner without affecting the success of our existing store base.

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue our growth strategy of opening new stores for the foreseeable future, and our future operating results will depend largely upon our ability to successfully open and operate a significant number of new stores each year in a timely and cost-effective manner, and to profitably manage a significantly larger business. We believe there is a significant opportunity to expand our store base from 535 locations as of January 30, 2010 to more than 1,000 stores within five years. In fiscal year 2010, we plan to open 100 new stores, and convert 30 stores.

Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

•	identify suitable store locations primarily in strip centers and regional malls, the availability of which is largely outside of our control;

•	negotiate acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms;

•	source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other personnel;

•	successfully integrate new stores into our existing control structure and operations, including information system integration;

•	maintain adequate distribution facility, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets; and

•	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

In addition, as the number of our stores increases, we may face risks associated with market saturation of our product offerings. To the extent our new store openings are in markets where we have existing stores, we may experience reduced net sales in existing stores in those markets. Finally, there can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores.

Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new stores in a timely and cost-effective manner, and could have a material adverse effect on our business, results of operations and financial condition. In addition, our current expansion plans are only estimates. The actual number of new stores we open each year and actual number of suitable locations for our new stores could differ significantly from these estimates. Any failure to successfully open and operate new stores in the time frames and at the costs estimated by us could have a material adverse effect on our business and result in a decline in the price of our common stock.

Our growth strategy will require us to expand and improve our operations and could strain our existing resources and cause the performance of our existing stores to suffer.

Our operating complexity will increase as our store base grows. Such increased complexity will require that we continue to expand and improve our operating capabilities, and grow, train and manage our employee base. We will need to continually evaluate the adequacy of our information and distribution systems and controls and procedures related to financial reporting. Implementing new systems, controls and procedures and any changes to existing systems, controls and procedures could present challenges we do not anticipate and could negatively impact us.

In addition, we may be unable to hire, train and retain a sufficient number of personnel or successfully manage our growth; moreover, our planned expansion will place increased demands on our existing operational, managerial, administrative and other resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores or our overall business.

Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. This growth may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. In addition, increased orders may negatively impact our approach of generally striving to minimize the time from purchase order to product delivery, and may increase our markdown risk. If we do not make the necessary capital or other expenditures necessary to accommodate our future growth, we may not be successful in our growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, personnel, systems and controls and procedures, and our failure to appropriately address such demands could have a material adverse effect on us.

Our business depends in part on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract a sufficient number of customers to our stores or sell sufficient quantities of our products.

We believe that the brand image we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store promotions and employee training, and these investments may not be successful. Moreover, we do not utilize some of the advertising and marketing media used by some of our competitors, including advertising through the use of newspapers, magazines, billboards, television and radio. We believe our customers rely on word-of-mouth and social media marketing. As a result, we employ a viral approach to marketing that is designed to capture the interest of our customers and drive them into our stores. For example, we offer promotions and contests through our website, we provide product knowledge, trend statements and fashion blogs through Facebook, MySpace, Twitter and YouTube and we send regular “e-blasts” to customers to highlight key trends, new products and promotional events.

Because we do not rely on traditional advertising channels, such as newspaper or television advertisements, if our viral marketing efforts are not successful, there may be no immediately available alternative marketing channel for us to build awareness of our products in a manner that we think will be successful. This may impair our ability to successfully integrate new stores into the surrounding communities, to expand into new markets or to maintain the strength or distinctiveness of our brand image in our existing markets. In addition, if our viral marketing efforts are unsuccessful or we are otherwise required to use traditional advertising channels in our overall marketing strategy, then we will incur additional expenses associated with the transition to and operation of traditional advertising channels. Failure to successfully market our products and brand in new and existing markets could harm our business, results of operations and financial condition.

As of January 30, 2010, our 535 stores are located in 516 cities in 43 states. A primary component of our strategy involves expanding into new geographic markets. As we expand into new geographic markets, we may be unable to develop, and consumers in these markets may not accept, our brand without significant additional expenditures or at all. Maintaining and enhancing our brand image will depend largely on our ability to offer a differentiated in-store experience to our customers and to continue to provide high quality products, which we may not continue to do successfully. In addition, our brand image may also be adversely affected if our public image or reputation is tarnished by negative publicity. The strength of our brand image is also dependent on our ability to successfully market our brand and product offerings to our customer demographic. To the extent the store and merchandise preferences of these customers change, the popularity of our brand may decline and our business may suffer.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the recent past. Although we have sustained net sales growth since fiscal year 2005, our quarter-to-quarter comparable store sales have ranged from a decrease of 8.1% to an increase of 14.2%. We have recently experienced strong comparable store sales, which we may not be able to sustain. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could harm our business and result in a decline in the price of our common stock.

Our business is sensitive to global, national and regional consumer spending and economic conditions.

Consumer purchases of discretionary retail items and specialty retail products, including our products, may be affected by economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence in future economic conditions. These consumer purchases may decline during recessionary periods or at other times when disposable income is lower. These risks may be exacerbated for retailers such as us that focus on selling discretionary fashion merchandise. Consumer sentiment has recently declined and may decline further due to national and regional economic conditions, resulting in a general decrease in discretionary purchases. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as Texas or Georgia. Current economic conditions and further slowdown in the economy could further adversely affect strip center and regional mall traffic and new strip center and regional mall development and could materially adversely affect us and our growth plans.

Our plans to convert our existing stores and expand our product offerings may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

In addition to our store growth strategy, we plan to convert many of our existing stores and grow our business by expanding some of our existing product categories, including our rue21 etc! girls jewelry and accessories category, our footwear category and our Carbon guys apparel and accessories category. These plans involve various risks discussed elsewhere in these risk factors, including:

•	implementation of these plans may be delayed or may not be successful;

•	we may be unable to identify locations for conversion of existing stores to our larger rue21 etc! layout;

•	if our expanded product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease;

•	if we fail to expand our infrastructure, including by securing desirable store locations at reasonable costs and hiring and training employees, we may be unable to manage our expansion successfully; and

•	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our ability to successfully carry out our plans to expand our product offerings may be affected by, among other things, inventory shrinkage that can result from an inventory that consists of smaller and easily concealable items such as jewelry, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated or could divert resources from other areas of our business, any one of which could negatively impact our competitive position and reduce our revenue and profitability.

We could face increased competition from other retailers that could adversely affect us and our growth strategy.

We face competition in the specialty retail industry. We compete on the basis of a combination of factors, including among others things, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. We face competition from major specialty apparel retailers that offer their own private label assortment, including Aéropostale, American Eagle Outfitters, Charlotte Russe, Forever 21, the Gap, J. Crew, Metropark, Old Navy and Wet Seal, as well as national off-price apparel chains such as TJX Companies, Burlington Coat Factory, and Ross Stores. We also face competition from department stores such as Dillard’s, and JC Penney, and large value retailers such as Walmart, Target and Kohl’s. We also compete against local off-price and specialty retail stores, regional retail chains, web-based retail stores and other direct retailers that engage in the retail sale of junior and young men’s apparel, accessories, footwear and similar merchandise, which offer a variety of products, including apparel, for the value-conscious consumer. The competitive landscape we face, particularly among specialty retailers, is subject to rapid change which can affect customer preferences.

Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources and therefore may be able to adapt to changes in customer preferences more quickly, devote greater resources to marketing and sale of their products, generate national brand recognition or adopt more aggressive pricing policies than we can. Many of our competitors also utilize advertising and marketing media which we do not, including advertising through use of newspapers, magazines, billboards, television and radio, which may provide them with greater brand recognition than we have.

Our competitors may also sell certain products or substantially similar products through the Internet or through outlet centers or discount stores, increasing the competitive pricing pressure for those products. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us. Competitive forces and pressures may intensify as our presence in the retail marketplace grows.

We do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Some specialty retailers offer a personalized shopping experience that in some ways is similar to the one we strive to provide to our customers. Our competitors may seek to emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, some of our product offerings are sold to us on a nonexclusive basis. As a result, our current and future competitors may be able to duplicate or improve upon some or all of our in-store experience or product offerings that we believe are important in differentiating our stores and our customers’ shopping experience, especially those competitors with significantly greater financial, marketing and other resources than ours. If our competitors were to duplicate or improve upon some or all of our in-store experience or product offerings, our competitive position and our business could suffer.

We depend on key personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our key personnel, including our President and Chief Executive Officer, Robert N. Fisch, and our Senior Vice President and General Merchandise Manager, Kim A. Reynolds. The loss of the services of any of our key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. None of our employees are subject to non-compete obligations at the present time. In addition, except for our President and Chief Executive Officer and employees subject to stock option award agreements, our employees are not subject to non-solicitation obligations. Moreover, we do not have employment agreements with any of our employees and we do not maintain “key man” or “key woman” insurance policies on the lives of these individuals, except for our President and Chief Executive Officer. As a result, their employment may be terminated by us or them at any time. We may consider entering into employment agreements or other long-term incentive programs with certain members of senior management. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We are also currently in search of qualified and experienced individuals to fill open senior management positions. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

Our ability to attract customers to our stores that are located in strip centers, regional malls and outlet centers depends heavily on the success of the shopping centers in which our stores are located, and any decrease in customer traffic in these shopping centers could cause our net sales to be less than expected.

Our stores are located in strip centers, regional malls and outlet centers and our expansion is expected to be predominantly focused on strip centers and regional malls. Net sales at these stores are derived, to a significant degree, from the volume of traffic in those shopping centers and the surrounding area. Our stores benefit from the ability of shopping centers’ other tenants, particularly anchor stores such as Walmart, Target and Kohl’s, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the strip centers, regional malls and outlet centers as shopping destinations. Our sales volume and traffic may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition, changes in consumer demographics, a decrease in popularity of shopping centers or of stores in the shopping centers in which our stores are located, the closing of anchor stores important to our business, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors, or our inability to obtain or maintain prominent store locations within shopping centers, could have a material adverse effect on us. Although we do not have specific information in respect to the strip centers, regional malls and outlet centers in which we locate or plan to locate our stores, we believe strip center, regional mall and outlet center vacancy rates have been rising and traffic has been decreasing nationally.

We plan to use cash from operations to fund our expanding business and execute on our growth strategy and may require additional financing, which may not be available to us.

We have grown rapidly, with our net sales increasing from $192.8 million for fiscal year 2005 to $525.6 million for fiscal year 2009. During fiscal year 2009, capital expenditures, net of tenant allowances, were $24.3 million, of which $9.2 million was related to the 88 new stores we opened during fiscal year 2009. In addition, we spent approximately $2.3 million to convert our existing stores during fiscal year 2009. We plan to continue our growth and expansion, including opening a significant number of additional stores, as well as converting existing stores. Our plans to expand our store base may not be successful and the implementation of these plans may not result in expected increases in our net sales even though they increase our costs.

To support our expanding business and execute on our growth strategy, we will need significant amounts of cash from operations, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, further invest in our infrastructure and facilities, and pay for the increased costs associated with operating as a public company. In particular, payments under the operating leases associated with our stores and our distribution facility account for a significant portion of our operating expenses.

We primarily depend on cash flow from operations and our senior secured credit facility to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, and sufficient funds are not otherwise available to us under our senior secured credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to run and expand our business or to respond to competitive pressures would be limited and we could be required to delay, significantly curtail or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Our senior secured credit facility and any additional debt financing we may incur may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Moreover, any borrowings under any future debt financing will require interest payments and need to be repaid or refinanced, and would create additional cash demands and financial risk for us, which could be exacerbated by then-existing business or prevailing financial market conditions.

We have many important vendor relationships and our ability to obtain merchandise at competitive prices could suffer as a result of any deterioration or change in those relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. We instead purchase all of our merchandise from third-party vendors. Over the last twelve months, we sourced a majority of our merchandise from our various merchandise vendors, with no single vendor accounting for more than 8% of our merchandise. Our financial performance depends in large part on our ability to purchase desired merchandise in sufficient quantities at competitive prices from these and other vendors. In some cases, we obtain exclusive use of select products from our vendors for a period of time. Moreover, from time to time, some of our vendors, with their prior consent, allow us to return certain merchandise purchased from them. In addition, we are typically able to return merchandise that does not meet our preset specifications. However, we generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons. The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

•	choose to discontinue selling non-exclusive or exclusive products to us;

•	refuse to allow us to return merchandise purchased from them;

•	raise the prices they charge us;

•	sell similar or identical products to certain of our competitors, many of whom purchase products in significantly greater volume and, in some cases, at lower prices than we do;

•	enter into arrangements with competitors that could impair our ability to sell their products, including by giving our competitors exclusive licensing arrangements or exclusive access to styles, brands and products or limiting our access to such arrangements or styles, brands or products;

•	initiate or expand sales of their products through their own stores or through the Internet to the retail market and therefore compete with us directly; or

•	sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

Some of our vendors are small and specialized with limited resources, production capacities and operating histories. Events that adversely affect our vendors could impair our ability to obtain desired merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, importation of products, costs, production, insurance and reputation. For example, some of our vendors are extended credit by units of the CIT Group, or CIT, and if CIT ceases to do business or materially decreases its level of credit to our vendors, we may be required to pay for merchandise from our vendors earlier than our historical practice.

There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. Any inability to acquire suitable merchandise in sufficient quantities and at acceptable prices, in particular exclusive merchandise, due to the loss of or a deterioration or change in our relationship with one or more key vendors, or events harmful to our vendors, may materially adversely affect us.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We do not own any real estate. Instead, we lease all of our store locations, our corporate headquarters in Warrendale, Pennsylvania and our distribution facility in Weirton, West Virginia. We lease our distribution facility from the State of West Virginia under a lease that expires in 2011, with two five-year renewal options.

Although some of our leases are for ten-year periods, we typically occupy our stores under operating leases with terms of five years, with additional five-year renewal options. We have been able to negotiate favorable rental rates over the last year due in part to the state of the economy and high vacancy rates within some shopping centers; however, there is no guarantee that we will be able to continue to negotiate such favorable terms, and this can cause our occupancy rates to be higher in future years or may force us to close stores in desirable locations. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the strip center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under the lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

•	requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

•	limiting our ability to obtain additional financing.

Any of these consequences could place us at a disadvantage with respect to our competitors. We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these expenses and needs, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business.

Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close would materially adversely affect us.

Our failure to find store employees that reflect our brand image and embody our culture, especially in light of our growth strategy, could adversely affect our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent our culture and establish credibility with our customers. The store employee turnover rate in the retail industry is generally high. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. We are also dependent upon temporary personnel to adequately staff our stores and distribution facility, with heightened dependence during busy periods such as the Easter and spring break season, back-to-school season and the winter holiday season and when multiple new stores are opening. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in employee turnover rates could have a material adverse effect on our business or results of operations.

Our net sales and inventory levels fluctuate on a seasonal basis or due to store events or promotions, leaving our operating results particularly susceptible to changes in seasonal shopping patterns and related risks.

Our net sales are typically disproportionately higher in the second through the fourth fiscal quarters due to increased net sales during the summer and winter holiday seasons. Net sales during these periods cannot be used as an accurate indicator of annual results. Likewise, as is the case with many retailers of apparel, accessories and gifts, we typically experience lower net sales in the first fiscal quarter relative to other quarters. Any significant decrease in net sales during the summer or winter holiday seasons would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than is generated by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, we may experience variability in net sales as a result of a variety of other factors, including the timing of new store openings, store events, promotions or other marketing activities, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

We only have one distribution facility and have not yet implemented disaster recovery procedures, and if we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, we could face shortages of inventory that would have a material adverse affect on our business operations and harm our reputation.

Our only distribution facility is located in Weirton, West Virginia. Our distribution facility supports our entire business. All of our merchandise is shipped to the distribution facility from our vendors, and then packaged and shipped from our distribution facility to our stores. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that we have adequate capacity in our distribution facility to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including by fire, natural disaster, or a prolonged shutdown, we could face shortages of inventory, resulting in “out-of-stock” conditions in our stores, and incur significantly higher costs and longer lead times associated with distributing merchandise to our stores. This could have a material adverse effect on our business and harm our reputation. We are in the process of developing disaster recovery and business continuity plans that would allow us to be fully operational regardless of casualties or unforeseen events that may affect our corporate headquarters or distribution center. Without proper disaster recovery and business continuity plans, if we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all and this would have a material adverse effect on our business.

We have implemented an upgrade of our distribution facility during fiscal year 2009, which we believe will support our growth to approximately 1,300 stores with little additional capital investment. We may need to further increase the capacity of this facility to support our growth, which may require us to secure additional favorable real estate or may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to provide adequate order fulfillment and secure additional distribution capacity when necessary could impede our growth plans, and the further increase of this capacity would increase our costs.

We rely upon independent third-party transportation providers for substantially all of our product shipments.

We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to all of our stores. Our utilization of their delivery services for shipments, or those of any other shipping companies we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the shipping company’s abilities to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which in turn would increase our costs. We also face shipping and distribution risks and uncertainties associated with the upgrade of our distribution facility and related systems.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization, or WTO, Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members, which in certain instances affords us greater flexibility in importing textile and apparel products from WTO countries from which we source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States in May 2005 imposed safeguard quotas on seven categories of goods and apparel imported from China. Effective January 1, 2006, the United States imposed quotas on approximately twelve categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our profitability.

We rely significantly on information systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory, and to ship products to our stores and our customers on a timely basis, depends significantly on our information systems, including our Island Pacific Inc., or Island Pacific, enterprise resource planning system and Epicor Software Corporation, or Epicor, including its Customer Relationship Management and store point-of-sale, or POS, system. We believe that utilizing this suite of products has allowed us to avoid the expense associated with internally developing and managing our own hardware and software systems. See “Business — Management Information Systems.” To manage the growth of our operations, personnel and real estate portfolio, we will need to continue to improve and expand our operational and financial systems, real estate management systems, transaction processing and internal controls and business processes; in doing so, we could encounter transitional issues and incur substantial additional expenses. If we are unable to maintain our current relationships with Island Pacific or Epicor, there is no assurance that we will be able to locate replacements on a timely basis or on acceptable terms. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems, could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Such events may have a material adverse effect on us.

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, and internal controls and business processes. In doing any implementation or change to existing processes, we may encounter transitional issues and incur substantial additional expenses.

System security risk issues could disrupt our internal operations or information technology services, and any such disruption could harm our net sales, increase our expenses, and harm our reputation and stock price.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security or that of Island Pacific or Epicor and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses addressing problems created by security breaches of our network. This risk is heightened because we collect and store customer information for marketing purposes. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties, including that of Island Pacific or Epicor, may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided by Island Pacific or Epicor, could be significant, and such efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

We may suffer risks if our vendors fail to follow our vendor guidelines, including the risk we could acquire merchandise without full rights to sell it and the risks that a vendor or a manufacturer may fail to use acceptable labor practices, comply with other applicable laws or face interruption with its operations.

We sometimes purchase merchandise from vendors who hold manufacturing and distribution rights under the terms of certain licenses or who themselves own intellectual property rights to the merchandise. In addition, we purchase merchandise that may be subject to design copyrights, design patents, or otherwise may incorporate protected intellectual property. We are not involved in the manufacture of any of the merchandise we purchase from our vendors for sale to our customers, and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon vendors’ representations set forth in our purchase orders and vendor agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have licensing rights with respect to merchandise we purchased from a vendor, or we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and vendor agreement with each vendor require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case, we may have to pay the costs and expenses associated with defending such claim. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

Many of the products sold in our stores are manufactured outside of the United States, which may increase the risk that the labor, manufacturing safety and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States. Although we require each of our vendors to sign a purchase order and vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety and other laws, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell to our customers, and we have no direct relationship and very limited contact with any of the manufacturers. We do reserve the right to conduct random testing of products and we use a third-party resource to conduct such random testing on designated categories of items to further address our concern for customer safety. However, some of our vendors are small and may not have adequate procedures in place to assure compliance with applicable labor, manufacturing safety and other laws. The violation of such labor, manufacturing safety or other laws by any of our vendors or these manufacturers, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our brand image and/or subject us to boycotts by our customers or activist groups.

In fiscal year 2009, substantially all of our merchandise was sourced from foreign factories, many of which were located in China and India. Any event causing a sudden disruption of manufacturing or imports from Asia, Central America or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia, Central America or elsewhere. We compete with other companies for production facilities and import quota capacity.

Our vendors’ sourcing operations may also be hurt by political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur in Asia, Central America or elsewhere or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices or incur increased costs.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability or damage to our brand image.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.

We may be subject to liability if we infringe upon the trademarks or other intellectual property rights of third parties.

We may be subject to liability if we infringe upon the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could subject us to boycotts by our customers or otherwise harm our brand image. In addition, any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our financial results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. For example, in August 2008, the Consumer Product Safety Improvement Act of 2008, or CPSIA, was signed into law. The CPSIA imposes new requirements for the textile and apparel industries. These new requirements relate to all products marketed to children 12 years of age and under. Among other requirements, the Consumer Product Safety Commission requires certification and testing of certain regulated substances. We have engaged an accredited third party testing service to ensure our vendors’ compliance with consumer safety laws and to meet further product safety goals. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

We may incur indebtedness in the future and that indebtedness could adversely affect our financial health and harm our ability to react to changes to our business. Any future indebtedness may contain covenants that limit our business activities.

We may incur indebtedness in the future. Any increase in the amount of our indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to pay future dividends;

•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•	result in higher interest expense if interest rates increase on any floating rate borrowings;

•	heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry; or

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

Any indebtedness we incur may contain covenants that restrict our ability to incur additional debt, pay dividends, make acquisitions or investments or do certain other things that may impact the value of our common stock.

The terms of our senior secured credit facility may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior secured credit facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	place liens on our or our direct or indirect subsidiaries’ assets;

•	make investments other than permitted investments;

•	incur additional indebtedness, subject to certain exceptions;

•	prepay or redeem certain indebtedness;

•	merge, consolidate and dissolve;

•	sell assets;

•	engage in transactions with affiliates;

•	change the nature of our business;

•	change our or our direct or indirect subsidiaries’ fiscal year or organizational documents; and

•	make restricted payments, including certain equity issuances and payment of dividends in a form other than in common stock.

A failure by us to comply with the covenants or financial ratios contained in our senior secured credit facility could result in an event of default under our credit facility, which could adversely affect our ability to respond to changes in our business and manage our operations. A change in control of our company is also an event of default under our senior secured credit facility. Under our senior secured credit facility, a change in control of our company will occur if, among other things, any person or entity other than the funds advised by Apax Partners or us or our subsidiaries acquires, directly or indirectly, more than 35% of the outstanding equity interests of us or a greater percentage of the equity interest than is beneficially owned by the funds advised by Apax Partners. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding to be due and payable, require us to apply all of our available cash to repay these amounts and exercise other remedies as set forth in the senior secured credit facility. If the indebtedness under our senior secured credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

We may be unable to protect our trademarks or other intellectual property rights.

We are not aware of any claims of infringement upon or challenges to our right to use any of our brand names or trademarks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks or proprietary rights of others. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or claim that we are infringing on their proprietary rights, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, we do not register our marks internationally, and the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

Because we have not registered our trademarks in any foreign countries, international protection of our brand image and the use of these marks could be limited. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors source our merchandise. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may be possible for others to enjoin the manufacture, sale or exportation of our branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs, especially if the Employee Free Choice Act is adopted.

Currently, none of our employees is represented by a union. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. The Employee Free Choice Act of 2007: H.R. 800, or EFCA, was passed in the United States House of Representatives last year and the same legislation has been introduced again in 2009 as H.R. 1409 and S. 560. President Obama and leaders of Congress have made public statements in support of this bill. Accordingly, this bill or a variation of it could be enacted in the future and the enactment of this bill could have an adverse impact on our business, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The NASDAQ Stock Market rules. The requirements of these rules and regulations will significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, make some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the initial stage of documenting our internal control procedures and have not begun testing these procedures in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404. Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm auditing our effectiveness of internal control over financial reporting beginning with fiscal year 2010. Both we and our independent registered public accounting firm will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

We expect that various rules and regulations applicable to public companies will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of The NASDAQ Stock Market rules, will be significantly curtailed.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 38.0% of our outstanding common stock and will own options that will enable them to own, in the aggregate, approximately 39.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and will have significant influence over our management and policies. Two of the six members of our board of directors are principals of Apax Partners. Funds advised by Apax Partners can take actions that have the effect of delaying a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power among funds advised by Apax Partners may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with your interests as a stockholder.

In addition, our amended and restated certificate of incorporation will provide that the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, that relate to business combinations with interested stockholders will apply to us. Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. The provisions of Section 203 of the DGCL may delay, prevent or deter a merger, acquisition, tender offer or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply to Apax Partners, funds advised by Apax Partners, or any of our directors who are employees of or affiliated with Apax Partners, acting on Apax Partners’ behalf, or funds advised by Apax Partners, in a manner that would prohibit them from investing or participating in competing businesses. To the extent they invest in such other businesses, Apax Partners or funds advised by Apax Partners may have differing interests than our other stockholders.

We were a controlled company within the meaning of The NASDAQ Stock Market rules, and, as a result, relied upon exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Prior to the completion of a secondary offering of our common stock on February 26, 2010, funds advised by Apax Partners owned more than 50% of the total voting power of our common stock and, as such, we were a controlled company under The NASDAQ Stock Market corporate governance listing standards. We ceased to be a controlled company on February 26, 2010 and have one year to comply with the NASDAQ Stock Market rules. As a controlled company, certain exemptions under The NASDAQ Stock Market listing standards exempted us from the obligation to comply with certain of the NASDAQ Stock Market corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of The NASDAQ Stock Market;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Accordingly, until we are required to comply with the corporate governance listing standards of the NASDAQ Stock Market, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of The NASDAQ Stock Market corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance or other factors.

Shares of our common stock were sold in our initial public offering in November 2009 at a price of $19.00 per share, and our common stock has subsequently traded as high as $32.82 during the period from our initial public offering to January 30, 2010. There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	fashion trends and changes in consumer preferences;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;

•	the timing of new store openings and the relative proportion of our new stores to existing stores;

•	the performance and successful integration of any new stores that we open;

•	changes in our merchandise mix;

•	timing of promotional events;

•	changes in key personnel;

•	entry into new markets;

•	our levels of comparable store sales;

•	announcements by us or our competitors of new product offerings or significant acquisitions;

•	actions by competitors or other strip center, regional mall and outlet center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	the level of pre-opening expenses associated with our new stores;

•	the level of expenses associated with our store conversions;

•	inventory shrinkage beyond our historical average rates;

•	changes in operating performance and stock market valuations of other retail companies;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or SEC, and announcements relating to litigation;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	ratings downgrades by any securities analysts who follow our common stock;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, acts of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

In addition, the stock markets, and in particular The NASDAQ Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no securities or industry analysts cover our company, the trading price for our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including our senior secured credit facility and other indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our principal executive office is located in Warrendale, Pennsylvania and is leased under a lease agreement expiring in 2017, with an option to renew for an additional five-year term. The 53,035 square foot space includes two state-of-the-art simulated stores that provide a forum for planning, visual and marketing concepts prior to their execution in our stores. We also lease office space in New York City under a lease agreement that expires at the end of 2013.

Our 189,600 square foot distribution facility is located in Weirton, West Virginia. Our distribution facility is leased under a lease agreement expiring in 2011, with options to renew for two additional five-year terms. We implemented an upgrade of our distribution facility and related systems. The distribution facility will now be able to support approximately 1,300 stores.

As of January 30, 2010, we operated 535 stores in 516 cities in 43 states. All of our stores are leased from third parties and the leases typically have terms of five years with options to renew for additional five-year periods thereafter. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease new facilities or vacate existing facilities as our operations require.

Item 3.	Legal Proceedings.

We are subject to various legal proceedings and claims which arise in the ordinary course of our business.

Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial condition or on our operations.

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “rue” since our initial public offering on November 13, 2009. Before then, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Select Market. The number of holders of record of our stock as of February 16, 2010 was approximately 110.

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market.

	Fiscal Year 2009
	High	Low

4th Quarter (Commencing November 13, 2009)	$32.82	$22.26

Dividends

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including our senior secured credit facility and other indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information incorporated by reference in Item 12 of this Annual Report from our 2010 Proxy Statement under the heading “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on common stock with the return on the Total Return Index for the NASDAQ Stock Market (US securities only) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on November 13, 2009, in the stock of rue21, inc. the NASDAQ Global Stock Market (US securities only), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
January 2010

	Measurement Period(1)
	11/13/2009	11/30/2009	12/31/2009	1/30/2010
rue21, inc.	100.00	130.05	147.84	147.53

NASDAQ Stock Market (US securities only)	100.00	99.03	104.75	98.17

NASDAQ Retail Trade Index	100.00	99.15	103.83	102.71

(1)	Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) NASDAQ Stock Market (US securities only), and (c) the index of NASDAQ Retail Trade Stocks on November 13, 2009, and that all dividends (if any) were reinvested. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

Unregistered Sales of Equity Securities

During the period from February 1, 2009 through January 30, 2010, 453,480 options to purchase common stock of the Company were granted to employees and non-employee directors under the Company’s Second

Amended and Restated 2003 Ownership Incentive Plan and 2009 Omnibus Incentive Plan. From February 1, 2009 through January 30, 2010, the Company’s employees exercised options to purchase 497,460 shares of the Company’s common stock pursuant to options issued under the Company’s Second Amended and Restated 2003 Ownership Incentive Plan at an average purchase price of $0.22 per share for an aggregate purchase price of approximately $110,000, which was utilized for general corporate purposes. These issuances were made in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Item 6.	Selected Consolidated Financial Data.

The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial operating data to enhance your understanding of our business. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements and related notes herein. The historical results presented below are not necessarily indicative of results of operations to be expected for any future period.

	Fiscal Year Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(In thousands, except per share and operating data)

Consolidated Statement of Income Data
Net Sales	$525,600	$391,414	$296,887	$225,559	$192,818
Cost of goods sold	337,693	257,853	195,034	150,163	129,214

Gross profit	187,907	133,561	101,853	75,396	63,604
Selling, general and administrative expense	134,078	99,886	76,039	57,575	48,703
Depreciation and amortization expense	16,898	11,532	8,241	5,926	3,945

Income from operations	36,931	22,143	17,573	11,895	10,956
Interest expense, net	532	1,477	2,520	2,645	1,959
Provision for income taxes	14,382	8,027	5,920	1,452	1,638

Net income	$22,017	$12,639	$9,133	$7,798	$7,359

Net income per common share
Basic	$0.99	$0.58	$0.42	$0.39	$0.38
Diluted	$0.96	$0.55	$0.40	$0.36	$0.33
Weighted average common shares outstanding
Basic	22,267	21,914	21,705	19,782	19,217
Diluted	23,037	22,814	22,842	21,888	22,184
Operating Data (unaudited):
Sales per gross square foot	$244	$235	$236	$234	$245
Comparable store sales change	7.8%	3.7%	7.8%	(4.7)%	10.9%
Number of stores open at
end of period	535	449	352	278	229
Total gross square feet
end of period (in thousands)	2,390	1,949	1,448	1,095	896
Store conversions during period	26	21	20	18	6
Capital expenditures (in thousands)	$33,630	$26,464	$20,265	$16,586	$12,098

	As of
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$26,751	$4,611	$3,343	$2,525	$4,075
Working capital (deficit)	21,604	798	3,946	(622)	37
Total assets	188,431	141,200	102,285	79,092	52,716
Total long-term debt	—	19,476	27,968	23,317	25,279
Stockholders’ equity (deficit)	67,448	18,393	5,753	(3,537)	(11,174)

Cash Flow Data
Cash from operations	$48,779	$36,589	$21,512	$17,480	$16,195

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with “Selected Consolidated Financial Data,” and the historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I — Item 1A “Risk Factors”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2009 “ refer to the fiscal year ended January 30, 2010. Our fiscal year 2006 consisted of a 53-week period and ended on February 3, 2007.

Overview

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at value prices. We were originally founded in 1976 as a value-focused specialty apparel retailer. In 1998, we were acquired by certain funds now advised by Apax Partners, through SKM Equity Fund II, L.P. and SKM Investment Fund II. In 2001, our current President and Chief Executive Officer, Bob Fisch, joined us. Upon his hiring, Bob Fisch began repositioning our company by aligning our stores under one brand name, strengthening our management team, honing our fashion value merchandise approach and refocusing our store growth strategy. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 4,700 square feet and features a separate store-in-store for our rue21 etc! girls jewelry and accessories category. As of January 30, 2010, we operated 535 stores in 43 states, 314 of which featured the larger rue21 etc! store layout.

Our strong growth and operating results reflect the initiatives taken by our management team, as well as the increasing acceptance of our brand and merchandise. Our net sales increased from $192.8 million in fiscal year 2005 to $525.6 million in fiscal year 2009, a compound annual growth rate of 28.5%. Over the same period, we grew income from operations from $11.0 million to $36.9 million, a compound annual growth rate of 35.3%. Since the beginning of fiscal year 2005, we have increased our store base from 193 stores to 535 stores as of January 30, 2010. Our total square footage growth has outpaced our total store growth over this same period, reflecting the increasing size of our average store.

We expect to continue our strong growth in the future.  We believe there is a significant opportunity to grow our store base to more than 1,000 stores within five years. We plan to open 100 stores in fiscal year 2010. We also plan to continue to convert our existing stores into the larger rue21 etc! layout, which allows us to offer an increased proportion of higher margin categories, such as accessories, intimate apparel, footwear and fragrances. We converted 26 stores to the rue21 etc! layout in fiscal year 2009 and plan to convert 30 stores in fiscal year

2010 . We expect to continue to drive our comparable store sales by increasing the penetration of our newer product categories, increasing our brand awareness, continuing to provide our distinctive in-store experience and converting stores to the rue21 etc! layout.

Our growth in total square footage is supported by our store economics, which we believe to be very attractive. As a result of our low store build-out costs, favorable lease terms and low-cost operating model, our stores generate strong returns on investment. We focus our real estate strategy on strip centers, regional malls and outlet centers, primarily in small- and middle-market communities, which we believe are underserved by traditional junior and young men’s specialty apparel retailers. Our typical new store investment is approximately $160,000, which includes build-out costs, net of landlord tenant allowances and initial inventory, net of payables. New stores generate on average between $900,000 and $1.1 million in net sales per store in the first twelve months. However, new stores opened in the future may not generate similar net sales in the first twelve months or pay back our investment in a similar time period.

We have recently invested significant capital to build the infrastructure necessary to support our future growth. This investment included an upgrade of our distribution facility and related systems. The distribution facility will now be able to support approximately 1,300 stores. Additionally, we continue to invest in our systems infrastructure, including implementation of the latest store merchandising, distribution, financial and real estate applications. Furthermore, in fiscal year 2008, we invested in an expansion of our corporate headquarters, which increased the square footage by 50%.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations in strip centers and regional malls or that we may not be able to effectively manage our operations which have grown rapidly, or our future growth. We seek to ensure that addressing these risks does not divert our management’s attention from continuing to build on the strengths that we believe have driven the growth of our business. We believe our focus on maintaining the desirability of our products to our customers, maintaining and scaling our supply chain resources and improving our in-store shopping experience and our customer service will contribute to our ongoing success.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable store and non-comparable store sales, gross profit margin and selling, general and administrative expense.

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts. Net sales consist of sales from comparable stores and non-comparable stores.

Comparable Store Sales

A store is included in comparable store sales on the first day of the sixteenth month as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability is achieved twelve months after the initial three-month period after store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Annual Report on Form 10-K regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.

Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to fashion trends and customer preferences;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the level of customer service that we provide in our stores;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close and convert in any period.

As we continue to pursue our store growth strategy, we expect that a significant percentage of our net sales increase will continue to come from non-comparable store sales. Opening new stores is an important part of our growth strategy. Accordingly, comparable store sales is only one element we use to assess the success of our growth strategy.

The retail apparel industry is cyclical, and consequently our net sales are affected by general economic conditions. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is seasonal and as a result, our net sales fluctuate from quarter to quarter. Net sales are usually higher in the second through fourth fiscal quarters, and particularly in the months of August and December, as customers make back-to-school and holiday purchases.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of our net sales. Cost of goods sold includes the direct cost of purchased merchandise, distribution center costs, all freight costs incurred to get merchandise to our stores, store occupancy costs and buying costs. The components of our cost of goods sold may not be comparable to those of other retailers.

Our cost of goods sold is substantially higher in higher volume quarters because cost of goods sold generally increases as net sales increase. Changes in the mix of our products, such as changes in the proportion of accessories, may also impact our overall cost of goods sold. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise, and generally use markdowns to clear that merchandise. The timing and level of markdowns are not seasonal in nature but are driven by customer acceptance of our merchandise. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and be required to mark down those products in order to sell them. Significant markdowns have reduced our gross profit in some prior periods and may have a material adverse impact on our earnings for future periods depending on the amount of the markdowns and the amount of merchandise affected.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, share-based compensation and store expenses but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. We expect that our selling, general and administrative expense will increase in future periods due to our continuing store growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in significant legal and accounting costs.

Share-based compensation expense related to stock options was $410, $0 and $34 for fiscal years 2009, 2008 and 2007, respectively. We granted options to purchase an aggregate of 453,408 shares and 126,500 shares of common stock in fiscal years 2009 and 2008, respectively. These and any future stock option grants will increase our share-based compensation expense in fiscal year 2010 and in future fiscal years compared to fiscal year 2009. See “— Critical Accounting Policies”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except operating data)

Net Sales	$525,600	$391,414	$296,887
Cost of goods sold	337,693	257,853	195,034

Gross profit	187,907	133,561	101,853
Selling, general and administrative expenses	134,078	99,886	76,039
Depreciation and amortization expense	16,898	11,532	8,241

Income from operations	36,931	22,143	17,573
Interest expense, net	532	1,477	2,520

Income before income taxes	36,399	20,666	15,053
Provision for income taxes	14,382	8,027	5,920

Net income	$22,017	$12,639	$9,133

Operating Data (unaudited)
Number of stores open at the end of the period	535	449	352
Total gross square feet at the end of the period (in thousands)	2,390	1,949	1,448
Sales per average gross square foot	$244	$235	$236
Comparable store sales change	7.8%	3.7%	7.8%

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	64.2%	65.9%	65.7%

Gross profit	35.8%	34.1%	34.3%
Selling, general and administrative expenses	25.5%	25.5%	25.6%
Depreciation and amortization expense	3.2%	2.9%	2.8%

Income from operations	7.0%	5.7%	5.9%
Interest expense, net	0.1%	0.4%	0.8%

Income before income taxes	6.9%	5.3%	5.1%
Provision for income taxes	2.7%	2.1%	2.0%

Net income	4.2%	3.2%	3.1%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Fiscal Year
	2009	2008	2007

Girls
Apparel	56.7%	58.3%	61.6%
Accessories	24.3%	23.5%	21.9%
Guys Apparel and Accessories	19.0%	18.2%	16.5%

Total	100.0%	100.0%	100.0%

The following table summarizes the number of stores open at the beginning of the period and at the end of the period.

	2009	2008	2007

Stores at beginning of period	449	352	278
Stores opened during period(1)	88	99	74
Stores closed during period	(2)	(2)	—

Stores at end of period	535	449	352
Store conversions during the period	26	21	20

(1)	Stores opened during period do not include existing stores that have been converted.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales

In fiscal year 2009, our net sales increased 34.3%, or $134.2 million, to $525.6 million from $391.4 million in fiscal year 2008. This increase in net sales was due to an increase of approximately 33% in the number of transactions, primarily driven by new store openings and an increase of approximately 1% in the average dollar value of transactions per store. During fiscal year 2009, we opened 88 new stores and closed 2 stores compared to 99 new stores and 2 store closures in fiscal year 2008. Our comparable store sales increased 7.8% in fiscal year 2009 compared to an increase of 3.7% in fiscal year 2008. Comparable store sales increased by $100.5 million and non-comparable store sales increased by $33.7 million for fiscal year 2009 compared to fiscal year 2008. There were 417 comparable stores and 118 non-comparable stores open at January 30, 2010 compared to 330 and 119, respectively, at January 31, 2009.

In fiscal year 2009, net sales of girls apparel, girls accessories and guys apparel and accessories represented 56.7%, 24.3% and 19.0%, respectively, of total net sales compared to 58.3%, 23.5% and 18.2%, respectively, for fiscal year 2008. For fiscal year 2009, the girls accessories and guys apparel and accessories categories grew by approximately 39% and 40%, respectively. The girls apparel category grew by approximately 31%. The increase in the guys apparel and accessories category as a percentage of net sales was due to management efforts to expand the number of items in the guys apparel and accessories category.

Gross Profit

Gross profit increased 40.7%, or $54.3 million, in fiscal year 2009 to $187.9 million from $133.6 million in fiscal year 2008. Gross margin increased 170 basis points to 35.8% for fiscal year 2009 from 34.1% for fiscal year 2008. This increase was attributable to a 90 basis point increase in merchandise margin, due primarily to lower merchandise costs throughout most of fiscal year 2009. Gross margin as a percent of sales was also positively impacted by an 80 basis point decrease in store occupancy, distribution and buying costs, as these costs increased at a rate lower than net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 34.2%, or $34.2 million to $134.1 million in fiscal year 2009 from $99.9 million in fiscal year 2008. As a percentage of net sales, selling, general and administrative expenses remained constant at 25.5% in fiscal year 2009 as compared to fiscal year 2008. In November 2009, we and Apax Partners, L.P (Apax) agreed to terminate the letter agreement relating to financial advisory services provided to the Company. As part of termination agreement, we were required to pay Apax a one-time termination fee of $1.5 million, which is included in selling, general and administrative expenses. Additionally, our expense related to our share-based awards increased by $0.4 million to $0.4 million for fiscal year 2009, as compared to $0 for fiscal year 2008. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have decreased to 25.1% in fiscal year 2009.

Store operating expenses increased by $24.5 million primarily resulting from the operation of 535 stores as of January 30, 2010 compared to the operation of 449 stores as of January 31, 2009. As a percentage of net sales, store operating expenses decreased slightly to 18.5% in fiscal year 2009 from 18.6% in fiscal year 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased as a percentage of net sales to 3.2% in fiscal year 2009 from 2.9% in fiscal year 2008, or $5.4 million. The increase was due to the growth in capital expenditures of $7.1 million and $6.2 million in fiscal year 2009 and fiscal year 2008, respectively.

Provision for Income Taxes

The increase in provision for income taxes of $6.4 million in fiscal year 2009 from fiscal year 2008 was due primarily to a $15.7 million increase in pre-tax income. The effective tax rate increased to 39.5% in fiscal year 2009 from 38.8% in fiscal year 2008. This increase was the result of an increase in the amount of non-deductible expenses in fiscal year 2009.

Net Income

Net income increased 74.2%, or $9.4 million, to $22.0 million in fiscal year 2009 from $12.6 million in fiscal year 2008. This increase was due to the factors discussed above.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales

Net sales increased 31.8%, or $94.5 million, to $391.4 million in fiscal year 2008 from $296.9 million in fiscal year 2007. The increase in net sales was due to an increase of approximately 23% in the number of transactions, driven by new store openings and an increase of approximately 2% in the average dollar value of transactions per store.

Comparable store sales increased 3.7% for fiscal year 2008 compared to an increase of 7.8% for fiscal year 2007. Comparable store sales increased by $66.7 million and non-comparable store sales increased by $27.8 million. There were 330 comparable stores and 119 non-comparable stores open at January 31, 2009 compared to 260 and 92, respectively, at February 2, 2008.

The increase in the girls accessories and guys apparel and accessories categories as a percentage of net sales and the approximate corresponding decrease in the girls apparel category as a percentage of net sales was reflective of varying category sales growth rates. The girls accessories and guys apparel and accessories categories grew by approximately 42% and 45%, respectively. Girls apparel category growth was approximately 25%. The increase in girls accessories as a percentage of net sales was due to management efforts to expand the number of items in the girls accessories category.

Gross Profit

Gross profit increased 31.1%, or $31.7 million, in fiscal year 2008 to $133.6 million from $101.9 million in fiscal year 2007. Gross margin decreased 20 basis points to 34.1% for fiscal year 2008 from 34.3% for fiscal year 2007. This decrease was primarily attributable to a 30 basis point decrease in merchandise margin, due primarily to increased markdowns. Gross margin was positively impacted by a 10 basis point increase in store occupancy, distribution and buying costs, as these costs increased at a rate lower than net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 31.4%, or $23.8 million, to $99.9 million in fiscal year 2008 from $76.0 million in fiscal year 2007. As a percentage of net sales, selling, general and administrative expense remained relatively constant at 25.5% and 25.6% in fiscal year 2008 and fiscal year 2007, respectively.

Store operating expenses increased by $18.6 million primarily resulting from the operation of 449 stores as of January 31, 2009 compared to the operation of 352 stores as of February 2, 2008. As a percentage of net sales, store operating expenses increased to 18.6% in fiscal year 2008 from 18.3% in fiscal year 2007, due primarily to increased store salaries as a percentage of net sales.

Administrative and general expenses decreased as a percentage of net sales to 6.9% in fiscal year 2008 from 7.4% in fiscal year 2007 as these costs increased at a lower rate than net sales. Offsetting the decrease in administrative expense margin was a $434,000 asset write-off related to store conversions.

Depreciation and Amortization Expense

Depreciation and amortization expense increased as a percentage of net sales to 2.9% in fiscal year 2008 from 2.8% in fiscal year 2007, or $3.3 million. The increase was due to growth in capital expenditures of $6.2 million and $3.7 in fiscal year 2008 and fiscal year 2007, respectively.

Interest Expense, Net

Interest expense, net decreased by $1.0 million to $1.5 million in fiscal year 2008 due to both reduced weighted average borrowings and a reduced average interest rate under our senior secured credit facility.

Provision for Income Taxes

The increase in provision for income taxes of $2.1 million in fiscal year 2008 from fiscal year 2007 was due primarily to a $5.6 million increase in pre-tax income. The effective tax rate declined to 38.8% in fiscal year 2008 from 39.3% in fiscal year 2007.

Net Income

Net income increased 38.4%, or $3.5 million, to $12.6 million in fiscal year 2008 from $9.1 million in fiscal year 2007. This increase was due primarily to a $31.7 million increase in gross profit and lower interest expense, partially offset by increases in selling, general and administrative expense of $23.8 million, higher depreciation and amortization expense of $3.3 million and a higher provision for income taxes of $2.1 million.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales

Net sales increased 31.6%, or $71.3 million, to $296.9 million in fiscal year 2007 from $225.6 million in fiscal year 2006. The increase in net sales was due primarily to the increase of approximately 19% in the number of transactions coupled with an increase of approximately 6% in the average dollar value of transactions per store.

Comparable store sales increased 7.8% for fiscal year 2007 compared to a decrease of 4.7% for fiscal year 2006. Comparable store sales increased by $46.4 million and non-comparable stores increased by $24.9 million.

There were 260 comparable stores and 92 non-comparable stores open at February 2, 2008 compared to 208 and 69, respectively, at February 3, 2007.

The increases in the girls apparel and girls accessories categories as a percentage of net sales and the approximate corresponding decrease in the guys apparel and accessories category as a percentage of net sales was reflective of varying category sales growth rates. The girls apparel and girls accessories categories grew by approximately 35% and 37%, respectively. The guys apparel and accessories category growth was approximately 25%. The increase in girls accessories as a percentage of net sales was due to management efforts to expand the number of items in the girls accessories category.

Gross Profit

Gross profit increased 35.1%, or $26.5 million, in fiscal year 2007 to $101.9 million from $75.4 million in fiscal year 2006. Gross margin increased 90 basis points to 34.3% for fiscal year 2007 from 33.4% for fiscal year 2006. This increase was primarily attributable to a 50 basis point increase in merchandise margin, due primarily to lower merchandise costs. In addition, store occupancy, distribution and buying costs decreased 40 basis points as these costs increased at a lower rate than net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 32.1%, or $18.5 million, to $76.0 million in fiscal year 2007 from $57.6 million in fiscal year 2006. As a percentage of net sales, selling, general and administrative expense remained constant at 25.6% and 25.5% in fiscal year 2007 and fiscal year 2006, respectively.

Store operating expenses increased by $11.9 million primarily resulting from the operation of 352 stores as of February 2, 2008 compared to the operation of 278 stores as of February 3, 2007. However, these costs declined from 18.8% of net sales in fiscal year 2006 to 18.3% of net sales in fiscal year 2007.

Administrative and general expenses increased as a percentage of net sales to 7.4% in fiscal year 2007 from 6.8% in fiscal year 2006 as these costs increased at a rate greater than net sales, due primarily to increased administrative salaries.

Depreciation and Amortization Expense

Depreciation and amortization expense increased as a percentage of net sales to 2.8% in fiscal year 2007 from 2.6% in fiscal year 2006, or $2.3 million. This increase was due to growth in capital expenditures of $3.7 million in fiscal year 2007.

Interest Expense, Net

Interest expense, net decreased by $125,000 to $2.5 million in fiscal year 2007 from $2.6 million in fiscal year 2006 due to relatively constant levels of weighted average borrowings and average interest rate under our senior secured credit facility.

Provision for Income Taxes

The increase in provision for income taxes of $4.5 million in fiscal year 2007 from fiscal year 2006 was due primarily to the increase in the effective tax rate and to a lesser extent pre-tax income being $5.8 million higher. The effective tax rates were 39.3% and 15.7% for fiscal year 2007 and fiscal year 2006, respectively. The fiscal year 2006 effective tax rate was significantly less than the fiscal year 2007 effective tax rate as a result of the reversal of income tax reserves due to settlement of a 2004 Internal Revenue Service audit as well as the reversal of the valuation allowance as we determined as of February 3, 2007 that it was more likely than not that the deferred tax assets would be fully realized.

Net Income

Net income increased 17.1%, or $1.3 million, to $9.1 million in fiscal year 2007 from $7.8 million in fiscal year 2006. This increase was due primarily to a $26.5 million increase in gross profit, partially offset by increases in selling, general and administrative expense of $18.5 million, higher depreciation and amortization expense of $2.3 million and a higher provision for income taxes of $4.5 million.

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

As of January 30, 2010, we had cash and cash equivalents totaling $26.8 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at January 30, 2010 increased by $22.1 million from $4.6 million at January 31, 2009. Components of this change in cash for fiscal year 2009, as well as for change in cash for the fiscal years 2008 and 2007, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Provided by operating activities	$48,779	$36,859	$21,512
Used for investing activities	(33,630)	(26,464)	(20,265)
Provided by (used for) for financing activities	6,991	(9,127)	(429)

Increase in cash and cash equivalents	$22,140	$1,268	$818

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Net income	$22,017	$12,639	$9,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,994	11,624	8,241
Deferred taxes	1,158	1,900	(522)
Share-based compensation	410	—	34
Merchandise inventory	(5,855)	(19,685)	(8,977)
Accounts payable	(486)	24,134	5,141
Other working capital components	14,544	5,679	8,405
All other	(3)	568	57

Net cash provided by operating activities	$48,779	$36,859	$21,512

During fiscal year 2009, we generated $48.8 million in cash from operating activities; as compared to $36.9 million in fiscal year 2008, an increase of $11.9 million. This increase in cash from operating activities was primarily attributable to an increase in net income of $9.4 million, which includes the one-time termination fee of $1.5 million paid to Apax, an increase in non-cash depreciation and amortization of $5.4 million, which reflects our increased level of cumulative capital investments over the past several fiscal years and improvements in our requirements for merchandise inventory of $13.8 million as compared to fiscal year 2008. In addition, other working capital components increased by $8.9 million due to increases in accrued expenses and in tenant allowances received from landlords as a result of new store openings. These cash inflows and improvements were offset by reduction in the level of accounts payable, which decreased our cash from operating activities by $24.6 million as compared to fiscal year 2008.

The $15.3 million improvement in net cash provided by operating activities in fiscal year 2008 compared to fiscal year 2007 was due to the growth in net income of $3.5 million, the increase in depreciation and amortization expense of $3.4 million, an increase in accounts payable of $19.0 million offset by an increase in merchandise inventory of $10.7 million. The increase in trade payables was a result of our ability to secure longer payment terms from our vendors, which were partially offset by an increase in merchandise inventory. Merchandise inventory increased $19.7 million in fiscal year 2008 compared to an increase of $9.0 million in fiscal year 2007. Increases to merchandise inventory were due to actual and anticipated sales increases related to comparable store sales and non-comparable store count increases as well as new store openings planned for the subsequent year.

Investing Activities

Investing activities consist entirely of capital expenditures for new and converted stores, as well as investment in information technology and our distribution facility enhancements.

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Capital expenditures, net of tenant allowances	$(24,297)	$(17,555)	$(14,304)
Tenant allowances	(9,333)	(8,909)	(5,961)

Capital expenditures	$(33,630)	$(26,464)	$(20,265)

In fiscal year 2009, capital expenditures, net of tenant allowances increased $6.7 million as compared to fiscal year 2008. Approximately $3.9 million of the increase related to the distribution facility enhancements occurring during fiscal year 2009. Capital expenditures, net of tenant allowances, for the opening of new stores and conversions were $11.5 million, $10.9 million and $7.8 million in fiscal years 2009, 2008 and 2007, respectively.

The remaining increase in fiscal year 2009 was primarily due to increases in investments in information technology. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of tenant allowances to be approximately $30 to $33 million in 2010.

Financing Activities

Financing activities consist principally of borrowings and payments on our outstanding credit facilities.

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Net (payments) borrowings under revolver	$(19,476)	$14,645	$1,573
Payments on long-term debt	—	(23,326)	(2,002)
Proceeds from initial public offering, net	26,242	—	—
Proceeds from stock options exercised	110	1	—
Excess tax benefits from stock-based award activities	276	—	—
Debt financing costs	(161)	(447)	—

Net cash provided by (used for) financing activities	$6,991	$(9,127)	$(429)

We completed our initial public offering (IPO) on November 13, 2009, which resulted in net proceeds to us of $29.2 million after deducting underwriters’ discounts and commissions. We incurred legal and other costs related to our IPO of approximately $3.0 million, which is included as a reduction of additional paid-in capital. We used the net proceeds to us from the IPO to repay the $25.8 million outstanding under the senior secured credit facilities.

In addition, during fiscal year 2009, we received $0.1 million for the exercise of stock options, we recognized a $0.3 million excess tax benefit related to share based award activities and incurred $0.2 million amount in fees and expenses to amend our senior secured credit facility.

$23.3 million of the proceeds from our senior secured credit facility in fiscal year 2008 were used to repay the senior secured credit facility established on May 15, 2003, or the Senior Revolver, and all term note loan facility financing arrangements with BNP Paribas, or the Term Notes. The outstanding borrowings under our senior secured credit facility were then reduced to $19.5 million by the end of fiscal year 2008, resulting in the $9.1 million use of cash.

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

On November 24, 2009, we amended our senior secured credit facility with Bank of America, N.A. An amendment fee of $0.1 million was paid on the effective date of the amendment. Key provisions of the amendment included an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a limit of $100 million under certain defined conditions. Additionally, the applicable interest rate margins were increased. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which now ranges from 1.25% to 3.00%.

Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.0% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. The weighted-average interest rate under our senior secured credit facility for the year ended January 30, 2010 and January 31, 2009 was 2.75% and 3.22%, respectively. We had $85.0 million and $40.5 million of availability under our senior secured credit facility on January 30, 2010 and January 31, 2009, respectively, excluding our option to expand the facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below thresholds of 10%. We are in compliance with all covenants under our senior secured credit facility as of January 30, 2010 and expect to remain in compliance for the next twelve months.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.

Related Party Transactions

In May 2003, we entered into a letter agreement with Apax as successor to Saunders Karp & Megrue, LLC, relating to financial advisory services to be provided to the Company from time to time. Under the letter agreement, we agreed to pay an annual fee of $0.25 million to Apax and to reimburse Apax for all reasonable out-of-pocket expenses incurred in connection with the letter agreement. In addition, the letter agreement provided for customary indemnification provisions and terminates once Apax and its affiliates beneficially own, collectively, less than 25% of our voting common stock. In November 2009, the letter agreement with Apax was terminated and Apax received a termination fee of $1.5 million, which was recorded as a component of selling, general and administrative expenses. Amounts paid to Apax totaled $1.7 million, $0.25 million and $0.25 million for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

At January 30, 2010, funds advised by Apax owned approximately 57% of our outstanding common stock. On February 26, 2010, the Company completed an offering of 6,961,958 shares of common stock, including 908,081 shares of common stock subsequently sold pursuant to the underwriters’ over-allotment option, of which 6,908,081 shares of common stock were sold by funds advised by Apax thereby reducing their ownership to approximately 29% of our outstanding common stock.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)

Operating lease obligations(1)	217,668	41,564	99,288	20,760	56,056
Merchandise inventory purchase commitments	83,345	83,345	—	—	—
Contract for upgrade of distribution center	890	890	—	—	—

	$301,903	$125,799	$99,288	$20,760	$56,056

(1)	Excludes common area maintenance (CAM) charges, real estate taxes and certain other expenses which amounted to approximately 21% of minimum lease obligations in fiscal year 2009 which we expect to be consistent for the next three years.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our consolidated financial statements for the fiscal year ended January 30, 2010 for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized upon purchase of merchandise by customers. Allowances for sales returns are recorded as a reduction of sales in the periods in which the sales are recognized. Deferred revenue is established upon the purchase of gift cards by customers, and revenue is recognized upon redemption of gift cards for merchandise.

Inventory Valuation

We value merchandise inventory at the lower of cost (first-in, first-out basis) or market using the retail inventory method. We record merchandise receipts at the time they are delivered to our consolidator, as we do not directly import any merchandise. This is the point at which title and risk of loss transfer to us.

We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear slow-moving merchandise. We record a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. Each period we evaluate the selling trends experienced and the related promotional events or pricing strategies in place to sell through the current inventory levels. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The anticipated deployment of new seasonal merchandise is reflected within the estimated future markdowns reserve used in valuing current inventory, as such new inventory in certain circumstances will displace merchandise units currently on-hand. The markdown reserve is recorded as an increase to cost of goods sold in the consolidated statements of income.

We also estimate a shrinkage reserve for the period of time between the last physical count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their expected future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. We have recognized impairment charges related to store conversions and may recognize impairment charges in the future. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected discounted future net cash flows is less than net book value.

Income Taxes

We account for income taxes in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB) , which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between our consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.

We recognize income tax liabilities related to unrecognized tax benefits in accordance with the FASB’s authoritative guidance related to uncertain tax positions and adjust these liabilities when our judgment changes as the result of the evaluation of new information. We classify interest and penalties as an element of tax expense.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income.

Share-Based Compensation

We account for share-based compensation in accordance with the FASB’s authoritative guidance for share-based compensation. Under this guidance, share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, expected option life, risk free interest rate and dividend yield. The expected volatility reflects the application of SAB Topic 14’s interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected option life reflects the application of the simplified method set out in SAB Topic 14. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on 5-year U.S. Treasury instruments whose maturities are similar to those of the expected term of the award being valued. The expected dividend yield was based on our expectation of not paying dividends on our common stock for the foreseeable future.

If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture rate is different from our estimate; share-based compensation expense is adjusted accordingly.

Prior to our initial public offering on November 13, 2009, all share-based awards granted to employees had been incentive stock options (ISOs). The recipient of an ISO must hold the underlying shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, a “disqualifying disposition” has occurred and all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits are generally recorded as a reduction to income taxes payable. Under the FASB’s authoritative guidance, we account for any disqualifying dispositions under the individual award method. We do not expect that the application of this method to our accounting for disqualifying dispositions related to ISOs currently outstanding will materially affect our provision for income taxes or our effective tax rate for the foreseeable future. Subsequent to our initial public offering, we anticipate that employee stock option grants will be non-qualified options.

Recent Accounting Pronouncements

In June 2009, the FASB established authoritative United States GAAP, codifying and superseding all pre-existing accounting standards and literature. This newly codified GAAP is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the guidance without any impact on the consolidated financial statements.

Effective February 1, 2009, we adopted the FASB’s authoritative guidance related to fair value measurements for non-financial assets and non-financial liabilities that are measured on a non-recurring basis. We adopted the guidance without any impact on the consolidated financial statements.

In May 2009, the FASB issued authoritative guidance in connection with subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The literature renames type one and type two subsequent events as “recognized” subsequent events and “non-recognized” subsequent events. For recognized subsequent events, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For unrecognized subsequent events, an entity shall not recognize subsequent events about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date. In February 2010, the FASB issued several technical amendments to the authoritative guidance for subsequent events, including removing the requirement for SEC filers (as defined) to disclose the date through which an entity has evaluated subsequent events. We adopted the guidance without any impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and will be applied prospectively for interim and annual periods upon adoption. We do not believe that the adoption of the authoritative guidance will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. During fiscal year 2009, the weighted-average interest rate on our borrowings was 2.75%. Based upon a sensitivity analysis at January 30, 2010, assuming average outstanding borrowings during fiscal 2009 of $16.6 million a 50 basis point increase in interest rates would result in an increase of our annual interest expense by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data.

rue21, inc. and subsidiary
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc.

We have audited the accompanying consolidated balance sheets of rue21, inc. and subsidiary as of January 30, 2010 and January 31, 2009 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of rue21, inc. and subsidiary at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 31, 2010

rue21, inc. and subsidiary

Consolidated Balance Sheets

	January 30,	January 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,751	$4,611
Accounts receivable	3,834	2,527
Merchandise inventory, net	72,693	66,838
Prepaid expenses and other current assets	6,783	6,637
Deferred tax assets	4,286	3,135

Total current assets	114,347	83,748
Property and equipment, net	73,147	56,687
Other assets	937	765

Total assets	$188,431	$141,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,963	$60,449
Accrued expenses and other current liabilities	14,384	10,812
Accrued payroll and related taxes	10,486	7,532
Deferred rent and tenant allowances, current portion	5,509	4,157
Accrued income and franchise taxes	2,401	—

Total current liabilities	92,743	82,950
Long-term liabilities:
Long-term debt	—	19,476
Deferred rent, tenant allowances and other long-term liabilities	23,991	18,440
Deferred tax liabilities	4,249	1,941
Total long-term liabilities	28,240	39,857

Total liabilities	120,983	122,807

Commitments and Contingencies
Stockholders’ equity:
Common stock— par value $0.001 per share; 200,000 shares authorized; 24,237 shares issued and outstanding at January 30, 2010, par value $0.004 per share; 50,000 shares authorized; 22,090 shares issued and outstanding at January 31, 2009	24	88
Additional paid in capital	27,115	13
Retained earnings	40,309	18,292

Total stockholder’s equity	67,448	18,393
Total liabilities and stockholders’ equity	$188,431	$141,200

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Consolidated Statements of Income

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$525,600	$391,414	$296,887
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	337,693	257,853	195,034

Gross profit	187,907	133,561	101,853
Selling, general, and administrative expense	134,078	99,886	76,039
Depreciation and amortization expense	16,898	11,532	8,241

Income from operations	36,931	22,143	17,573
Interest expense, net	532	1,477	2,520

Income before income taxes	36,399	20,666	15,053
Provision for income taxes	14,382	8,027	5,920

Net income	$22,017	$12,639	$9,133

Basic income per common share	$0.99	$0.58	$0.42
Diluted income per common share	$0.96	$0.55	$0.40
Weighted average basic common shares outstanding	22,267	21,914	21,705
Weighted average diluted common shares outstanding	23,037	22,814	22,842

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Common Stock		Additional	Retained
	$0.004 Par Value		$0.001 Par Value		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
	(In thousands)

Balance February 3, 2007	21,695	$87	—	$—	$(144)	$(3,480)	$(3,537)
Net income		—	—	—	—	9,133	9,133
Share-based compensation and other		—	—	—	157	—	157
Stock issued for stock option exercises	174	1	—	—	—	—	1

Balance February 2, 2008	21,869	87	—	—	13	5,653	5,753
Net income	—	—	—	—	—	12,639	12,639
Stock issued for stock option exercises	221	1	—	—	—	—	1

Balance January 31, 2009	22,090	88	—	—	13	18,292	18,393
Conversion of common stock, $0.004 par value to common stock, $.001 par value	(22,090)	(88)	22,090	22	66	—	—
Issuance of common stock in initial public offering (net of issuance costs)	—	—	1,650	2	26,240	—	26,242
Net income	—	—	—	—		22,017	22,017
Share-based compensation expense	—	—	—	—	410	—	410
Stock issued for stock option exercises	—	—	497	—	110	—	110
Excess tax benefits from share-based award activities	—	—	—	—	276	—	276

Balance January 30, 2010	—	$—	24,237	$24	$27,115	$40,309	$67,448

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Operating activities
Net income	$22,017	$12,639	$9,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,994	11,624	8,241
Loss on fixed asset disposals	—	349	44
Impairment of long-lived assets	273	219	13
Deferred taxes	1,158	1,900	(522)
Share based compensation	410	—	34
Excess tax benefits from stock-based award activities	(276)	—	—
Changes in:
Accounts receivable	(1,307)	122	(36)
Merchandise inventory, net	(5,855)	(19,685)	(8,977)
Prepaid expenses and other current assets	(146)	(3,180)	(1,041)
Accounts payable	(486)	24,134	5,141
Accrued payroll and related taxes	2,954	1,433	1,966
Accrued expenses and other current liabilities	6,247	987	3,587
Deferred rent and tenant allowances	6,903	6,259	3,300
Other	(107)	58	629

Net cash provided by operating activities	48,779	36,859	21,512
Investing activities
Acquisition of property and equipment	(33,630)	(26,464)	(20,265)

Net cash used for investing activities	(33,630)	(26,464)	(20,265)
Financing activities
Borrowings under revolver	98,381	125,371	66,799
Payments under revolver	(117,857)	(110,726)	(65,226)
Payments on long-term debt	—	(23,326)	(2,002)
Deferred financing costs	(161)	(447)	—
Excess tax benefits from stock-based award activities	276	—	—
Proceeds from initial public offering, net	26,242	—	—
Proceeds from stock options exercised	110	1	—

Net cash provided by (used for) financing activities	6,991	(9,127)	(429)

Increase in cash and cash equivalents	22,140	1,268	818
Cash and cash equivalents, beginning of period	4,611	3,343	2,525

Cash and cash equivalents, end of period	$26,751	$4,611	$3,343

Supplemental disclosure of cash flow information
Interest paid	$417	$2,771	$1,907

Income taxes paid	$13,510	$7,935	$7,053

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Note 1 — Business and Summary of Significant Accounting Policies

Organization

rue21, inc. (the Company or rue21) is a specialty retailer of junior and young men’s apparel and accessories with 535, 449, and 352 stores as of January 30, 2010, January 31, 2009 and February 2, 2008 respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.

On November 13, 2009, the Company completed an initial public offering of 7,780,252 shares of common stock at a price to the public of $19.00 per share, of which 1,650,000 shares were sold by the Company, 6,130,252 were sold by the selling shareholders (including 913,590 by members of the Company’s management). Upon completion of the offering, the Company received proceeds of approximately $29,156, net of underwriters’ discounts and commissions.

In conjunction with the initial public offering of common stock, the Company was reincorporated in Delaware. The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The consolidated financial statements do not reflect the reclassification of the common stock, $0.004 par value to common stock, $0.001 par value, other than the related adjustment to par value and the increase in the number of authorized shares.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary “r services, llc”. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. These consolidated financial statements were prepared for the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

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

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Segment Reporting

The Financial Accounting Standard Board (FASB) has established authoritative guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company operates in and reports as a single operating segment which is the operation of its retail stores which are only located in the United States. The Company has no international sales. Net sales are generated through the retail store sale of merchandise to consumers only. All of the Company’s identifiable assets are located in the United States.

Fair Value of Financial Instruments

The FASB has established authoritative guidance that requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. As of January 30, 2010 and January 31, 2009, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments. Additionally, management believes the fair value of the long-term debt approximates carrying value at January 31, 2009, as the debt instrument has a variable interest rate that resets quarterly.

Cash and Cash Equivalents

Cash includes cash equivalents, which includes credit and debit card transactions. Credit and debit card transactions are typically paid to the Company on the next business day. Amounts due from credit and debit card transactions totaled $2,369 and $1,982 on January 30, 2010 and January 31, 2009, respectively. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable generally represent tenant allowances due from lessors. The Company evaluates collectability and has determined that no allowance is necessary.

Merchandise Inventory

Merchandise inventory is valued at the lower of cost (first-in, first-out basis) or market using the retail inventory method. The Company records merchandise receipts at the time they are delivered to our consolidator, as we are not directly importing any merchandise. This is the point at which title and risk of loss transfer to the Company.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear slow-moving merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. Each period the Company evaluates the selling trends experienced and the related promotional events or pricing strategies in place to sell through the current inventory levels. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The anticipated deployment of new seasonal merchandise is reflected within the estimated future markdowns reserve utilized in valuing current inventory, as such new inventory in certain circumstances will displace merchandise units currently on-hand. The markdown reserve is recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Income.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

The Company also estimates a shrinkage reserve for the period of time between the last physical count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Property and Equipment

Property and equipment are recorded on the basis of cost with depreciation and amortization computed utilizing the straight-line method over the estimated useful lives as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of 5 to 10 years or lease term
Automobiles	5 years
Computer equipment and software	3 to 5 years

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges of $273, $219 and $13 were recognized for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income.

Deferred Rent and Tenant Allowances

Deferred rent is recognized when a lease contains a predetermined fixed escalation of minimum rent. The Company recognizes the related rent expense on a straight-line basis from possession date and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent liability. Also included in deferred rent are tenant allowances received from landlords in accordance with negotiated lease terms. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease (including the pre-opening build-out period). The short-term portion of deferred rent is recorded in accrued expenses and other current liabilities and the long-term portion is included in deferred rent, tenant allowances and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Insurance and Self-Insurance

The Company uses a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, automobile liability, and employee-related health care benefits, a portion of which is paid by the employees. Costs related to claims are accrued based on known claims and historical experiences of incurred but not reported claims received from our insurers. The Company believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts and specified retentions with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Revenue Recognition

Revenue is recognized upon purchase of merchandise by customers. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the sales are recognized. Consistent with our merchandise return policy of 30 days, the allowance for sales returns at each period end is calculated and recorded based upon an estimate of expected returns over a subsequent 30-day period. The allowance for sales returns was $349 and $299 rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

for the fiscal years ended January 30, 2010 and January 31, 2009, respectively. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

Deferred revenue is established upon the purchase of gift cards by customers, and revenue is recognized upon redemption of gift cards for merchandise. The Company evaluated unredeemed gift cards and determined that the likelihood of certain gift cards being redeemed by the customer after 18 months was remote, based upon historical redemption patterns of gift cards. We have established a wholly-owned subsidiary to administer the gift card program within a state jurisdiction that does not require remittance of unclaimed property. For those gift cards that were determined redemption would be remote, the Company reversed the liability, and recorded gift card breakage income. Gift card breakage income of $224, $535 and $0 was recognized for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The amount recognized for the fiscal year ended January 31, 2009 represented the initial recognition and includes income related to gift cards sold since the inception of the gift card program. Gift card breakage income is recorded as reduction to cost of goods sold.

Cost of Goods Sold

Cost of goods sold includes costs related to merchandise sold, distribution and warehousing, freight from the distribution center to the stores, store occupancy, and buying and merchandising department expenses. Cost of goods sold is reduced by certain vendor allowances received, primarily for markdowns, merchandise marked out of stock and vendor non-compliance charges.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, share-based compensation and store expenses but excludes store occupancy costs and freight to stores.

Income Taxes

The Company accounts for income taxes in accordance with the authoritative guidance issued by the FASB, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the effective tax rate.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with the FASB’s authoritative guidance related to uncertain tax positions and adjust these liabilities when our judgment changes as the result of the evaluation of new information. The Company classifies interest and penalties as an element of tax expense.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. The Company believes that its assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Share Based Compensation

The Company accounts for share based compensation awards in accordance with the FASB’s authoritative guidance, which requires companies recognize all share based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of the equity or liability instruments issued. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company has historically issued new shares of common stock upon the exercise of employee stock options.

Prior to the Company’s initial public offering on November 13, 2009, all share-based awards granted to employees had been incentive stock options (ISOs). The recipient of an ISO must hold the underlying shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, a “disqualifying disposition” has occurred and all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If the Company includes this profit in an individual’s taxable compensation, then it can deduct it as compensation expense on its corporate tax return. These benefits are generally recorded as a reduction to income taxes payable. Under the FASB’s authoritative guidance, the Company accounts for any disqualifying dispositions under the individual award method.

Store Preopening Costs

Store preopening costs, which consist primarily of occupancy costs and payroll, are expensed as incurred and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense, which is classified in selling, general, and administrative expense in the accompanying Consolidated Statements of Income, was $3,000, $2,381 and $1,795 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Repairs and Maintenance

The Company capitalizes costs that extend the life of an asset and that meet certain minimal dollar thresholds depending on asset category. All other costs including maintenance agreements are charged to selling, general and administrative expense in the accompanying Consolidated Statements of Income. Repairs and maintenance expense was $1,464, $1,204 and $850 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Repairs and maintenance expense does not include any costs for store conversions.

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with the FASB’s authoritative guidance for contingent losses management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position or results of operations of the Company.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive stock options utilizing the treasury stock method.

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share data)

Net income	$22,017	$12,639	$9,133

Weighted average basic common shares outstanding	22,267	21,914	21,705
Impact of dilutive securities	770	900	1,137

Weighted average diluted common shares outstanding	23,037	22,814	22,842
Per common share :
Basic income per common share	$0.99	$0.58	$0.42
Diluted income per common share	$0.96	$0.55	$0.40

Equity awards to purchase 400, 314 and 236 shares of common stock for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the fiscal year 2009 presentation.

Recent Accounting Standards

In June 2009, the FASB established authoritative United States GAAP, codifying and superseding all pre-existing accounting standards and literature. This newly codified GAAP is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the guidance without any impact on the consolidated financial statements.

Effective February 1, 2009, the Company adopted the FASB’s authoritative guidance related to fair value measurements for non-financial assets and non-financial liabilities that are measured on a non-recurring basis. The Company has adopted the guidance without any impact on the consolidated financial statements.

In May 2009, the FASB issued authoritative guidance in connection with subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The literature renames type one and type two subsequent events as “recognized” subsequent events and “non-recognized” subsequent events. For recognized subsequent events, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For unrecognized subsequent events, an entity shall not rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

recognize subsequent events about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date. In February 2010, the FASB issued several technical amendments to the authoritative guidance for subsequent events, including removing the requirement for SEC filers (as defined) to disclose the date through which an entity has evaluated subsequent events. The Company has adopted the guidance without any impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and will be applied prospectively for interim and annual periods upon adoption. The Company does not believe that the adoption of the authoritative guidance will have a material impact the consolidated financial statements.

Subsequent Events

On February 26, 2010, the Company completed an offering of 6,961,958 shares of common stock, including 908,081 shares of common stock subsequently sold pursuant to the underwriters’ over-allotment option, at a price of $28.50 per share, all of which were sold by funds advised by Apax Partners L.P., the Company’s principal stockholder and certain members of the Company’s management. The Company received no proceeds from the offering.

The Company has evaluated its activities subsequent to January 30, 2010, and concluded that no additional material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Note 2 — Fair Value Measurements

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $26,751 and $4,611 as of January 30, 2010 and January 31, 2009, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 1 are derived from significant other observable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	January 30,	January 31,
	2010	2009

Furniture and fixtures	$58,518	$43,327
Leasehold improvements	54,715	42,284
Computer equipment, software and other	15,937	11,278

	129,170	96,889
Less accumulated depreciation and amortization	(56,023)	(40,202)
	$73,147	$56,687

Note 4 — Long-Term Debt

Effective April 10, 2008, the Company established a five-year $60,000 senior secured revolving credit facility (the Senior Secured Credit Facility) with Bank of America N.A. The ceiling is expandable at the Company’s option in increments of $5,000 up to a limit of $85,000 under certain defined conditions. The Senior Secured Credit Facility initial borrowing was $27,217. Proceeds from the initial borrowing were used for the extinguishment of all of the Company’s existing long-term debt facilities and the Bank of America N.A. commitment fee. Availability under the Senior Secured Credit Facility is collateralized by a first priority interest in all the Company’s assets. On November 24, 2009, the Company amended its Senior Secured Credit Facility with Bank of America, N.A. An amendment fee of $125 was paid on the effective date of the amendment. Key provisions of the amendment include an increase in the borrowing ceiling to $85,000 from $60,000, which is further expandable at the Company’s option in increments of $5,000 up to a limit of $100,000 under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus 0.50%, the prime rate or the adjusted LIBOR rate plus the applicable margin which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability on the facility during the previous quarter. The weighted-average interest rate under the Senior Secured Credit Facility was 2.75% and 3.22% for the fiscal years ended January 30, 2010 and January 31, 2009, respectively. The Senior Secured Credit Facility includes a fixed charge covenant applicable only if net availability falls below thresholds of 10%. The Company is in compliance with all covenants under the Senior Secured Credit Facility at January 30, 2010. The Senior Secured Credit Facility matures in April 2013. As of January 30, 2010, $0 was outstanding under the Senior Secured Credit Facility.

Note 5 — Share-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering pursuant to which key employees, officers, and directors shall be eligible to receive the grants of stock options, stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company to purchase up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted in the future are generally exercisable ratably over four years subject to certain employment terms and conditions. The stock options begin to expire ten years from the date of issuance. Restricted stock granted under the 2009 Plan vest one year from the date of the grant. To date, no stock appreciation rights or restricted stock units have been issued under the 2009 Plan. 41,000 options to purchase common stock were granted under the 2009 Plan during fiscal year 2009.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the 2003 Plan) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an aggregate of up to 19.8% of the shares of the common stock outstanding based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company terminated the 2003 Plan and no further option grants will be made under the 2003 Plan.

The following table represents stock options granted, vested, and expired under the existing share based compensation plans for fiscal year ended January 30, 2010.

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(In thousands)	(Per share)	(In years)

Outstanding January 31, 2009	1,214	$2.91	7.50	$2,143
Granted	454	$12.68
Exercised	(498)	$0.22
Expired or forfeited	—	—

Outstanding January 30, 2010	1,170	$7.84	8.13	$23,615

Vested at January 30, 2010	481	$3.19	6.91	$11,946

As of January 30, 2010, the Company had 3,585,000 shares available for stock grants. The Company recognized $410, $0 and $34 in compensation expense related to stock options for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The weighted-average fair value of stock options at the grant date was $6.92, $0.43 and $0.38 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The intrinsic value of options exercised was $13,834, $617 and $311 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. All outstanding vested options are currently exercisable as of January 30, 2010.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of weighted-average assumptions:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Risk-free interest rate(1)	2.6%-3.3%	4.7%	4.7%
Dividend yield	—	—	—
Volatility factors for the expected market price of the Company’s common stock(2)	53%-60%	55.0%	55.0%
Weighted average expected term(3)	6.3 years	6.3 years	7.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

The following table summarizes information regarding non-vested outstanding stock options as of January 30, 2010:

		Weighted
		Averaged Fair Value
	Shares	at Grant Date
	(In thousands)	(Per share)

Non-vested as of January 31, 2009	810	$0.18
Granted	454	$6.92
Vested	(575)	$0.10
Cancelled	—	—

Non-vested as of January 30, 2010	689	$4.70

As of January 30, 2010, there was $2,868 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 3.54 years. The total fair value of shares vested during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, was $5,312, $851 and $578, respectively.

Note 6 — Lease Commitments

All of the Company’s operations are conducted from leased premises. Store leases provide for base rentals, some of which increase over time, and the payment of a percentage of sales as additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight-line basis. Generally, lease terms are five years in length excluding renewal options. In addition, the Company is typically responsible under its leases for maintenance, common area charges, real estate taxes, and certain other expenses. Point of sale equipment is also leased by the Company in terms of four years. All leases are classified as operating leases.

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Store Rent :
Fixed minimum	$35,665	$28,057	$20,649
Contingent	2,425	1,039	1,027

Total store rent, excluding common maintenance charges, real estate taxes and certain other expenses	38,090	29,096	21,676
Offices, distribution facilities and equipment	3,165	3,050	2,712

Total rent expense	$41,255	$32,146	$24,388

The Company leases an approximately 190,000 square foot distribution and office facility, which is accounted for as an operating lease. The lease agreement expires in fiscal year 2011 with options to renew for two additional five-year terms. Our principal executive office, approximating 53,000 square feet, is also under an operating lease agreement. This lease agreement expires in fiscal year 2017 with an option to renew for an additional five-year term.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

The table below summarizes future annual minimum lease obligations under all operating leases as required by the lease agreements:

Fiscal Year

2010	$41,564
2011	38,039
2012	33,281
2013	27,969
2014	20,759
Thereafter	56,056

Total future lease obligations	$217,668

Note 7 — 401(k) Profit Sharing Plan

The Company sponsors a qualified 401(k) plan with a contributory profit-sharing feature (the Plan) for eligible employees. Effective January 1, 2010, the Plan was amended to permit participants of the Plan to contribute up to 50% of pretax annual compensation as defined in the Plan, subject to certain limitations. Also, effective January 1, 2010, the Company will match 100% of participant contributions up to 4% of pretax annual compensation as defined in the Plan. Prior to this amendment, participants of the Plan could contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations and the Company matched 25% of the first 6% of base compensation that a participant contributes to the Plan. Profit-sharing contributions to the “Plan”, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. 401(k) matching contributions and profit-sharing contributions to the Plan were $184, $119 and $116 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, and are included in selling, general, and administrative expense in the Consolidated Statements of Income.

Note 8 — Income Taxes

The provision for income taxes at for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 consists of the current and deferred elements in the table below:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Current:
Federal	$10,943	$4,693	$5,422
State	2,282	1,434	1,020

Total current	13,225	6,127	6,442

Deferred:
Federal	1,237	1,967	(536)
State	(80)	(67)	14

Total deferred	1,157	1,900	(522)

Total provision for income taxes	$14,382	$8,027	$5,920

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

The Company’s income taxes determined at the statutory rate for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 differ from the actual rate as follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Effective Rate
Statutory rate	35.0%	35.0%	35.0%
State taxes	3.8%	4.4%	4.5%
Non-deductible expenses	0.7%	0.4%	0.3%
Other	—	(1.0)%	(0.5)%

Total	39.5%	38.8%	39.3%

As a result of temporary differences, the Company has the following net deferred tax amounts at January 30, 2010, January 31, 2009 and February 2, 2008:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Deferred tax assets:
Fin 48 — temporary differences	$42	$169	$241
Deferred Rent	11,371	8,618	6,016
Accrued Compensation	959	740	499
Accrued Reserve	162	143	552
Inventory	941	547	435
Other	—	24	40

Total deferred tax assets	13,475	10,241	7,783
Deferred tax liabilities:
Fixed assets	(13,438)	(9,047)	(4,689)

Net deferred tax asset	$37	$1,194	$3,094

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Current-deferred tax assets	$4,286	$3,135	$2,595
Noncurrent-deferred tax assets (liabilities)	(4,249)	(1,941)	499

Total	$37	$1,194	$3,094

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

The following table summarizes the activity related to our unrecognized tax benefits:

Gross balance as of February 3, 2007	$—
Prior period tax positions — increase	228

Gross balance as of February 2, 2008	228
Prior period tax positions — (decrease)	(82)

Gross balance as of January 31, 2009	146
Prior period tax positions — (decrease)	(111)

Gross balance as of January 30, 2010	$35

The gross amount of unrecognized tax benefits at January 30, 2010, January 31, 2009 and February 2, 2008 was $35, $146 and $228, respectively, of which $6 would affect the effective tax rate if recognized. Over the next 12 months the company believes that there will be no material change in unrecognized tax benefits.

The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, was not material.

The Company files a consolidated U.S. Federal Tax returns as well as various state tax returns. The Company’s U.S. Federal tax returns are open for further audit by taxing authorities for the periods of 2005 through 2008. The principal state jurisdictions that remain open to examination for the periods 2004 and forward are: Pennsylvania, Texas, North Carolina, Illinois, and West Virginia.

Note 9 — Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Note 10 — Related Party Transactions

In May 2003, the Company entered into a letter agreement with Apax Partners, L.P. (Apax) as successor to Saunders Karp & Megrue, LLC, relating to financial advisory services to be provided to the Company from time to time. Under the letter agreement, the Company agreed to pay an annual fee of $250 to Apax and to reimburse Apax for all reasonable out-of-pocket expenses incurred in connection with the letter agreement. In addition, the letter agreement provided for customary indemnification provisions and terminates once Apax and its affiliates beneficially own, collectively, less than 25% of the Company’s voting common stock. In November 2009, the letter agreement with Apax was terminated and Apax received a termination fee of $1,500, which was recorded as a component of selling, general and administrative expenses. Amounts paid to Apax totaled $1,696, $250 and $250 for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

At January 30, 2010, funds advised by Apax owned approximately 57% of the Company’s outstanding common stock. As a result of the offering on February 26, 2010, as discussed in Note 1, funds advised by Apax now own approximately 29% of the Company’s outstanding common stock.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (Continued)
For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(Dollars in thousands, unless otherwise indicated)

Note 11 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Fiscal Year 2009
Net Sales	$107,998	$125,106	$137,110	$155,386
Gross profit	37,918	44,992	49,571	55,426
Net income	2,989	5,328	5,978	7,722
Basic income per common share	0.14	0.24	0.27	0.33
Diluted income per common share	0.13	0.23	0.26	0.32
Weighted average basic common shares outstanding	22,090	22,090	22,201	23,530
Weighted average diluted common shares outstanding	23,006	23,008	23,058	24,281

	Thirteen Weeks Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Fiscal Year 2008
Net Sales	$76,779	$98,058	$97,464	$119,113
Gross profit	25,218	34,714	35,149	38,480
Net income	836	4,315	2,890	4,598
Basic income per common share	0.04	0.20	0.13	0.21
Diluted income per common share	0.04	0.19	0.13	0.20
Weighted average basic common shares outstanding	21,873	21,895	21,953	22,046
Weighted average diluted common shares outstanding	22,849	22,850	22,822	22,846

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

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

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1-Election of Directors”, “Information Concerning Our Board of Directors — Audit Committee “ , “Information Concerning Executive Officers” ,“Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Concerning Our Board of Directors — Code of Business Conduct and Ethics” in the 2010 Proxy Statement.

The Company has adopted a code of ethics, our Code of Business Conduct and Ethics (the “Code”) that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.rue21.com, under “Investor Relations, Corporate Governance” and in print to any person who requests it. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Information Concerning our Board of Directors— Director Compensation and Understanding Our Director Compensation Table” and “Executive Compensation” “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections “Certain Relationships and Transactions with Related Persons”, “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation and in “Information Concerning Our Board of Directors — Director Independence” in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Independent Registered Public Accounting Firm For Fiscal Year 2010 - Audit and Non-Audit Fees and Independent Public Accountants” in the 2010 Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:   See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:   Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3. Exhibits:   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rue21, inc.

By:	/s/ Robert N. Fisch
Name:     Robert N. Fisch

Title:	President and Chief Executive Officer

Date: March 31, 2010

By:	/s/ Keith A. McDonough
Name:     Keith A. McDonough

Title:	Senior Vice President and Chief Financial Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert N. Fisch Robert N. Fisch	President, Chief Executive Officer and Chairman (principal executive officer)	March 31, 2010

/s/ Keith A. McDonough Keith A. McDonough	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2010

/s/ Arnold S. Barron Arnold S. Barron	Director	March 31, 2010

/s/ Macon F. Brock Jr. Macon F. Brock	Director	March 31, 2010

/s/ Douglas E. Coltharp Douglas E. Coltharp	Director	March 31, 2010

/s/ John F. Megrue, Jr. John F. Megrue, Jr.	Director	March 31, 2010

/s/ Alex S. Pellegrini Alex S. Pellegrini	Director	March 31, 2010

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
3.2	Registrant’s Amended and Restated By-laws, incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-161850) filed on November 10, 2009.
10.1	Employment Agreement dated as of January 1, 2008, by and between Robert Fisch and rue21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.2	Shareholders’ Agreement, dated as of May 15, 2003, between rue21, inc., SKM Equity Fund II, L.P., SKM Investment Fund II, funds advised by Apax Partners, L.P., BNP Paribas of North America, Inc., UnionBalCal Equities, Inc. and National City Bank of Pennsylvania, incorporated by reference to Exhibit 10.2 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.3	rue21, inc. Second Amended and Restated 2003 Ownership Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
10.4	rue21, inc. 2009 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
10.5	Credit Agreement, dated April 10, 2008, among rue21, inc., as lead borrower, the borrowers named therein, r services llc, as guarantor and Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the other lender parties thereto, incorporated by reference to Exhibit 10.5 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.
10.6	Security Agreement, dated April 10, 2008, by and among rue21, inc., as lead borrower, r services llc, as guarantor, and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.6 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.7	Guaranty, dated April 10, 2008, by r services llc, as guarantor, in favor of Bank of America, N.A., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.7 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.8	First Amendment to Credit Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A., as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 24, 2009, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 1, 2009.
10.9	First Amendment to Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 1, 2009.
10.10	First Amendment to Intellectual Property Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on December 1, 2009.
10.11	Lease Agreement, dated June 28, 1999, by and between West Virginia Economic Development Authority, as landlord, and Pennsylvania Fashions, Inc., as tenant, incorporated by reference to Exhibit 10.8 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.12	First Amendment to Lease, dated April 1, 2002, by and between West Virginia Economic Development Authority, as landlord, and Pennsylvania Fashions, Inc., as tenant, incorporated by reference to Exhibit 10.8.1 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.
10.13	Letter Agreement, dated May 15, 2003, by and between Apax Partners, L.P., as successors to Saunders Karp & Megrue, LLC and rue21, inc., incorporated by reference to Exhibit 10.10 to Registrant’s Form S-1 (File No. 333-161850), filed on September 10, 2009.

10.14		Termination Agreement , by and between rue21, inc. and Apax Partners, L.P. incorporated by reference to Exhibit 10.11 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.
10.15		Form of Indemnification Agreement for Directors, incorporated by reference to Exhibit 10.12 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.
10.16		Form of Indemnification Agreement for Officers, incorporated by reference to Exhibit 10.17 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.
10.17		Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
10.18		Form of Stock Appreciation Rights Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
10.19		Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.15 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
10.20		Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.16 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
21	.1*	List of subsidiaries of rue21, inc.
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
32	.1*	Certification of the Chief Executive Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.