Form 10-Q
period 2010-05-01
rue21, inc.
filed 2010-06-03
CIK 1471458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 1, 2010
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
(Address of principal executive office)
(724) 776-9780
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock was 24,268,006 as of June 1, 2010.

rue21, inc.
Form 10-Q
Quarter Ended May 1, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
rue21, inc. and subsidiary
Condensed Consolidated Balance Sheets

	May 1,	January 30,	May 2,
	2010	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$27,785	$26,751	$5,713
Accounts receivable	7,288	3,834	3,892
Merchandise inventory, net	86,689	72,693	80,893
Prepaid expenses and other current assets	7,609	6,783	6,124
Deferred tax assets	4,335	4,286	3,409

Total current assets	133,706	114,347	100,031

Property and equipment, net	76,718	73,147	59,448

Other assets	925	937	824

Total assets	$211,349	$188,431	$160,303

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,346	$59,963	$74,059
Accrued expenses and other current liabilities	13,488	14,384	9,374
Accrued payroll and related taxes	8,222	10,486	6,160
Deferred rent and tenant allowances, current portion	6,088	5,509	4,557
Accrued income and franchise taxes	4,279	2,401	545

Total current liabilities	106,423	92,743	94,695

Long-term liabilities:
Long-term debt	—	—	21,341
Deferred rent, tenant allowances and other long-term liabilities	27,313	23,991	21,088
Deferred tax liabilities	3,677	4,249	1,785

Total long-term liabilities	30,990	28,240	44,214

Total liabilities	137,413	120,983	138,909

Commitments and Contingencies

Stockholders’ equity:

Common stock — par value $0.001 per share; 200,000 shares authorized; 24,265 and 24,237 shares issued and outstanding at May 1, 2010 and January 30, 2010, respectively, par value $0.004 per share; 50,000 shares authorized; 22,090 shares issued and outstanding at May 2, 2009	24	24	88

Additional paid in capital	27,782	27,115	25
Retained earnings	46,130	40,309	21,281

Total stockholder’s equity	73,936	67,448	21,394

Total liabilities and stockholders’ equity	$211,349	$188,431	$160,303

See accompanying notes to the unaudited condensed consolidated financial statements.

rue21, inc. and subsidiary
Condensed Consolidated Statements of Income

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(Unaudited)
	(in thousands, except per share data)

Net sales	$137,772	$107,998
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	85,541	70,080

Gross profit	52,231	37,918

Selling, general, and administrative expense	37,294	29,135
Depreciation and amortization expense	4,951	3,667

Income from operations	9,986	5,116

Interest expense, net	60	172

Income before income taxes	9,926	4,944

Provision for income taxes	4,105	1,955

Net income	$5,821	$2,989

Basic income per common share	$0.24	$0.14
Diluted income per common share	$0.23	$0.13

Weighted average basic common shares outstanding	24,248	22,090
Weighted average diluted common shares outstanding	25,044	23,006

See accompanying notes to the unaudited condensed consolidated financial statements.

rue21, inc. and subsidiary
Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(Unaudited, in thousands)
Operating activities
Net income	$5,821	$2,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,983	3,689
Loss on fixed asset disposals	41	—
Impairment of long-lived assets	95	34
Deferred taxes	(621)	(430)
Share-based compensation	335	12
Excess tax benefits from share-based compensation activities	(267)	—
Changes in:
Accounts receivable	(3,454)	(1,365)
Merchandise inventory, net	(13,996)	(14,055)
Prepaid expenses and other current assets	(826)	513
Accounts payable	14,383	13,610
Accrued payroll and related taxes	(2,264)	(1,372)
Accrued expenses and other current liabilities	1,249	(893)
Deferred rent and tenant allowances	3,901	3,048
Other	(20)	(81)

Net cash provided by operating activities	9,360	5,699

Investing activities
Acquisition of property and equipment	(8,662)	(6,462)
Proceeds from the sale of property and equipment	4	—

Net cash used for investing activities	(8,658)	(6,462)

Financing activities
Borrowings under revolver	—	29,343
Payments under revolver	—	(27,478)
Excess tax benefits from share-based compensation activities	267	—
Proceeds from stock options exercised	65	—

Net cash provided by financing activities	332	1,865

Increase in cash and cash equivalents	1,034	1,102
Cash and cash equivalents, beginning of period	26,751	4,611

Cash and cash equivalents, end of period	$27,785	$5,713

See accompanying notes to the unaudited condensed consolidated financial statements.

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen weeks ended May 1, 2010 and May 2, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 1 — Organization and Basis of Presentation
rue21, inc. (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 565, 535 and 480 stores as of May 1, 2010, January 30, 2010 and May 2, 2009 respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.
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
The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary, r services, llc. All intercompany transactions and balances have been eliminated in consolidation. At May 1, 2010 and May 2, 2009, the Company operated in one reportable segment.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading. Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2010 included in the Company’s Annual Report on Form 10-K.
The results of operations for the thirteen week periods ending May 1, 2010 and May 2, 2009 are not necessarily indicative of the operating results for the full fiscal year.
NOTE 2 — Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “first quarter of 2010” and the “first quarter of 2009” refer to the thirteen week periods ending May 1, 2010 and May 2, 2009, respectively.
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

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen weeks ended May 1, 2010 and May 2, 2009
(Dollars in thousands unless otherwise indicated)
Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance in connection with adding qualified special purpose entities into the scope of guidance for consolidation of variable interest entities. This literature also modifies the analysis by which a controlling interest of a variable interest entity is determined thereby requiring the controlling interest to consolidate the variable interest entity. A controlling interest exists if a party to a variable interest entity has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of or receive benefits from the entity that could be potentially significant to the variable interest entity. The guidance is effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and will be applied prospectively for interim and annual periods upon adoption. The Company has adopted the guidance without any impact on the consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6). ASU 2010-6 amends the FASB’s authoritative guidance related to fair value measurements and disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured. The Company has adopted the guidance without any impact on the consolidated financial statements.
The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASUs to date that amend the original text of ASC. Except for the ASU listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.
NOTE 3 — Earnings Per Share
     Earnings per common share has been computed as follows (in thousands, except per share data):

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(in thousands, except per share data)

Net income	$5,821	$2,989

Weighted average basic common shares outstanding	24,248	22,090
Impact of dilutive securities	796	916

Weighted average diluted common shares outstanding	25,044	23,006

Per common share:
Basic income per common share	$0.24	$0.14
Diluted income per common share	$0.23	$0.13
Equity awards to purchase 694 and 341 shares of common stock for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
NOTE 4 — Share-Based Compensation
In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen weeks ended May 1, 2010 and May 2, 2009
(Dollars in thousands unless otherwise indicated)
appreciation rights, restricted stock or restricted stock units to purchase up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over four years subject to certain employment terms and conditions. The stock options begin to expire ten years from the date of issuance. To date, 390,500 stock options have been granted and no stock appreciation rights, restricted stock or restricted stock units have been issued under the plan.
Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the 2003 Plan) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an aggregate of up to 19.8% of the shares of the common stock outstanding upon adoption of the 2003 Plan based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company terminated the 2003 Plan and no further option grants will be made under the 2003 Plan.
The following table represents stock options granted, vested, and expired under the existing share based compensation plans for the thirteen weeks ended May 1, 2010.

			Weighted
		Weighted	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)
Outstanding January 30, 2010	1,170	$7.84	8.13	$23,615
Granted	349	$33.79
Exercised	(29)	$2.25
Expired or forfeited	—	—

Outstanding May 1, 2010	1,490	$14.03	8.39	$27,035

Vested at May 1, 2010	464	$3.37	6.72	$13,095

As of May 1, 2010, the Company had 3,235,500 shares available for stock grants. The Company recognized $335 and $12 in compensation expense related to stock options for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The weighted average fair value of stock options at the grant date was $18.44 and $0.95 for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The intrinsic value of options exercised was $849 and $1 for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. All outstanding vested options are currently exercisable as of May 1, 2010.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of weighted-average assumptions:

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
Risk-free interest rate (1)	3.0-3.4%	2.6%
Dividend yield	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	53.0%	60.0%
Weighted average expected term (3)	6.3 years	6.3 years

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen weeks ended May 1, 2010 and May 2, 2009
(Dollars in thousands unless otherwise indicated)

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.
The following table summarizes information regarding non-vested outstanding stock options as of May 1, 2010:

		Weighted Average
		Fair Value at Grant
	Shares	Date
	(in thousands)	(per share)

Non-vested as of January 30, 2010	689	$4.70

Granted	349	$18.44
Vested	(12)	$0.03
Cancelled	—	—

Non-vested as of May 1, 2010	1,026	$9.43

As of May 1, 2010, there was $8,912 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 3.78 years. The total fair value of shares vested during the thirteen weeks ended May 1, 2010 and May 2, 2009, was $361 and $11, respectively.
NOTE 5 — Property, Plant and Equipment

	May 1,	January 30,	May 2,
	2010	2010	2009

Furniture and fixtures	$61,867	$58,518	$45,690
Leasehold improvements	58,938	54,715	45,296
Computer equipment, software and other	16,406	15,937	12,332

	137,211	129,170	103,318
Less accumulated depreciation and amortization	(60,493)	(56,023)	(43,870)

	$76,718	$73,147	$59,448

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges of $95 and $34 were recognized for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income.

rue2l, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen weeks ended May 1, 2010 and May 2, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 6 — Fair Value
The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $27,785, $26,751 and $5,713 as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 5 are derived from significant other observable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of May 1, 2010, January 30, 2010 and May 2, 2009, respectively, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments. Additionally, management believes the fair value of the long-term debt approximates carrying value as of May 2, 2009, as the debt instrument has a variable interest rate that resets quarterly.
NOTE 7— Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the thirteen weeks ended May 1, 2010 was 41.4% compared to 39.5% for the thirteen weeks ended May 2, 2009. The higher effective income tax rate for the thirteen weeks ended May 1, 2010 was due to the non-deductibility of expenses related to the Company’s secondary offering of common stock completed in March. The non-deductibility of these expenses increased the effective tax rate by approximately 2.1%, which was recorded as a discrete event for the thirteen weeks ended May 1, 2010.
The company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, was not material.
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
NOTE 8 — Commitments and Contingencies
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2010. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2010” refer to the fiscal year ended January 29, 2011.
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

     Our Business
     rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at value prices. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories; girls apparel, guys apparel and accessories and girls accessories. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 4,700 square feet and features a separate store-in-store for our girls accessories. After 2008 we opened only the rue21 etc! format stores and since that time have been strategically converting existing stores into the rue21 etc! format by expanding our existing stores; or relocating existing stores within the same center or to a nearby center. Each conversion involves enlarging the square footage. As of May 1, 2010, we operated 565 stores in 43 states, 357 of which feature the larger rue21 etc! store layout.
     We believe there is a significant opportunity to grow our store base to more than 1,000 stores over the next five years. We plan to open 100 stores in fiscal year 2010, and to that end we opened 31 new stores (and closed one store) in the first quarter ended May 1, 2010. We also plan to continue to convert our existing stores into the larger rue21 etc! layout, and in the first quarter ended May 1, 2010, we converted 13 existing stores into the larger rue21 etc! format.
     Performance Metrics
Net Sales
     Net sales constitute gross sales net of any returns and merchandise discounts. Net sales consist of sales from comparable stores and non-comparable stores.
Comparable Store Sales
     A store is included in comparable store sales on the first day of the sixteenth month after its opening as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability generally is achieved twelve months after the initial three-month period after store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in the process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.
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

Results of Operations
     The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(Unaudited)
	(in thousands, except operating data)

Net sales	$137,772	$107,998
Cost of goods sold	85,541	70,080

Gross profit	52,231	37,918
Selling, general and administrative expenses	37,294	29,135
Depreciation and amortization expense	4,951	3,667

Income from operations	9,986	5,116
Interest expense, net	60	172

Income before income taxes	9,926	4,944
Provision for income taxes	4,105	1,955

Net income	$5,821	$2,989

Net income per common share:
Basic	0.24	0.14
Diluted	0.23	0.13
Weighted average common shares outstanding:
Basic	24,248	22,090
Diluted	25,044	23,006

Net sales	100.0%	100.0%
Cost of goods sold	62.1%	64.9%

Gross profit	37.9%	35.1%
Selling, general and administrative expenses	27.1%	27.0%
Depreciation and amortization expense	3.6%	3.4%

Income from operations	7.2%	4.7%
Interest expense, net	0.0%	0.2%

Income before income taxes	7.2%	4.6%
Provision for income taxes	3.0%	1.8%

Net income	4.2%	2.8%

Effective tax rate	41.4%	39.5%

Operating Data (unaudited)

Number of stores open at the end of the period	565	480
Total gross square feet at the end of the period (in thousands)	2,558	2,107
Comparable store sales change	7.7%	8.3%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(unaudited)

Girls
Apparel	57.0%	57.5%
Accessories	25.3%	25.6%

Guys Apparel and Accessories	17.7%	16.9%

Total	100.0%	100.0%

Thirteen Weeks Ended May 1, 2010 Compared to Thirteen Weeks Ended May 2, 2009
Net Sales
In the thirteen weeks ended May 1, 2010, our net sales increased 27.6%, or $29.8 million, to $137.8 million as compared to $108.0 million in the thirteen weeks ended May 2, 2009. This increase in net sales was due to an increase of approximately 32% in the number of transactions, primarily driven by new store openings during the second half of fiscal year 2009 and the thirteen weeks ended May 1, 2010. The increase in the number of transactions was offset by a decrease of approximately 3% in the average dollar value of transactions per store. During the thirteen weeks ended May 1, 2010, we opened 31 new stores and closed 1 store compared to 31 new stores and no store closures in the thirteen weeks ended May 2, 2009. Our comparable store sales increased 7.7% in the thirteen weeks ended May 1, 2010 compared to an increase of 8.3% in the thirteen weeks ended May 2, 2009. Comparable store sales increased by $7.8 million and non-comparable store sales increased by $22.0 million in the thirteen weeks ended May 1, 2010 compared to the thirteen weeks ended May 2, 2009. There were 445 comparable stores and 120 non-comparable stores open at May 1, 2010 compared to 349 and 131, respectively, at May 2, 2009.
In the thirteen weeks ended May 1, 2010, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 27%, 26% and 34%, respectively, as compared to the thirteen weeks ended May 2, 2009. The increase in the guys apparel and accessories category as a percentage of net sales was due to continued efforts to expand the number of items in the guys apparel and accessories category.
Gross Profit
Gross profit increased 37.7%, or $14.3 million, in the thirteen weeks ended May 1, 2010 to $52.2 million as compared to $37.9 million in the thirteen weeks ended May 2, 2009. Gross margin increased 280 basis points to 37.9% for the thirteen weeks ended May 1, 2010 from 35.1% for the thirteen weeks ended May 2, 2009. This increase to gross margin was primarily attributable to a 210 basis point increase in merchandise margin, due primarily to an improvement in our initial mark-up rates. In addition, gross margin as a percent of sales was also positively impacted by a 70 basis point decrease in store occupancy, distribution and buying costs, as these costs increased at a rate lower than net sales.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 28.0%, or $8.2 million, to $37.3 million in the thirteen weeks ended May 1, 2010 as compared to $29.1 million in the thirteen weeks ended May 2, 2009. As a percentage of net sales, selling, general and administrative expense increased to 27.1% in the thirteen weeks ended May 1, 2010 as compared to 27.0% in the thirteen weeks ended May 2, 2009. During the thirteen weeks ended May 1, 2010, we incurred $0.6 million of public company expenses, $0.6 million in expense related to our secondary offering of common stock completed in March and $0.3 million in share-based compensation expense. Except for an immaterial amount of share-based compensation expense, we did not incur any of these costs during the thirteen weeks ended May 2, 2009. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have decreased to 25.9% in the thirteen weeks ended May 1, 2010.

Store operating expenses increased by $4.8 million in the thirteen weeks ended May 1, 2010 as compared to the thirteen weeks ended May 2, 2009, due primarily to the operation of 565 stores as of May 1, 2010 compared to the operation of 480 stores as of May 2, 2009. As a percentage of net sales, store operating expenses decreased to 19.1% for the thirteen weeks ended May 1, 2010 as compared to 19.6% in the thirteen weeks ended May 2, 2009, primarily as a result of these costs increasing at a lower rate than our increase in net sales.
Administrative and general expenses increased as a percentage of net sales to 8.0% for the thirteen weeks ended May 1, 2010 as compared to 7.4% in the thirteen weeks ended May 2, 2009 due primarily to the incremental public company, secondary offering and stock compensation expenses incurred during the thirteen weeks ended May 1, 2010 as discussed above.
Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.6% for the thirteen weeks ended May 1, 2010 as compared to 3.4% in the thirteen weeks ended May 2, 2009, or $1.3 million. The increase was due to growth in capital expenditures to $8.7 million for the thirteen weeks ended May 1, 2010 as compared to $6.5 million in the thirteen weeks ended May 2, 2009. This increase follows increases in capital expenditures of $7.2 million in fiscal year 2009 as compared to fiscal year 2008.
Interest Expense, Net
Interest expense, net decreased by $0.1 million, to $0.1 million, for the thirteen weeks ended May 1, 2010 as compared to $0.2 million for the thirteen weeks ended May 2, 2009 as a result of the Company having no borrowings under the senior secured credit facility during the thirteen weeks ended May 1, 2010.
Provision for Income Taxes
The increase in provision for income taxes of $2.2 million in the thirteen weeks ended May 1, 2010 from $2.0 million in the thirteen weeks ended May 2, 2009 was due primarily to the $5.0 million increase in pre-tax income. The effective tax rates were 41.4% and 39.5% for the thirteen weeks ended May 1, 2010 and the thirteen weeks ended May 2, 2009, respectively. The higher effective income tax rate for the thirteen weeks ended May 1, 2010 was due to the non-deductibility of expenses related to the Company’s secondary offering of common stock completed in March. The non-deductibility of these expenses increased the effective tax rate by approximately 2.1%, which was recorded as a discrete event for the thirteen weeks ended May 1, 2010.
Net Income
Net income increased 94.7%, or $2.8 million, to $5.8 million for the thirteen weeks ended May 1, 2010 as compared to $3.0 million in the thirteen weeks ended May 2, 2009. This increase was due to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and availability under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores to the rue21 etc! format, and the additional working capital required for the related increase in merchandise inventories. Cash is also required for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 75 days to pay our vendors.
As of May 1, 2010, we had cash and cash equivalents totaling $27.8 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at May 1, 2010 increased by $1.0 million from $26.8 million at January 30, 2010. Components of this change in cash for the thirteen weeks ended May 1, 2010, as well as for change in cash for the thirteen weeks ended May 2, 2009, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(unaudited, in thousands)

Provided by operating activities	$9,360	$5,699
Used for investing activities	(8,658)	(6,462)
Provided by financing activities	332	1,865

Increase in cash and cash equivalents	$1,034	$1,102

Operating Activities
Consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(unaudited, in thousands)

Net income	$5,821	$2,989
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,983	3,689
Deferred taxes	(621)	(430)
Share-based compensation	335	12
Merchandise inventory	(13,996)	(14,055)
Accounts payable	14,383	13,610
Other working capital components	(1,414)	(150)
All other	(131)	34

Net cash provided by operating activities	$9,360	$5,699

Net cash provided by operating activities was $9.4 million and $5.7 million for the thirteen weeks ended May 1, 2010 and the thirteen weeks ended May 2, 2009, respectively. The $3.7 million improvement in the thirteen weeks ended May 1, 2010 as compared to the thirteen weeks ended May 2, 2009 was primarily due to increased net income ($2.8 million), increased share-based compensation expense ($0.3 million) and higher non-cash depreciation and amortization ($1.3 million) expense. Improvements in our requirements for inventory net of accounts payable increased our cash provided by operating activities by $0.8 million for the thirteen weeks ended May 1, 2010 as compared to the thirteen weeks ended May 2, 2009. These increases were offset by a cash usage of approximately $1.3 million in other working capital components versus the comparable prior year period.
Investing Activities
Investing activities consist entirely of capital expenditures for new and converted stores, as well as investment in information technology and our distribution facility enhancements.

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(unaudited, in thousands)

Capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment	$(5,040)	$(4,273)
Tenant allowances	(3,618)	(2,189)

Capital expenditures	$(8,658)	$(6,462)

For the thirteen weeks ended May 1, 2010 capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment increased $0.8 million as compared to the thirteen weeks ended May 2, 2009. During the thirteen weeks ended May 1, 2010, we opened 31 new stores and converted 13 existing stores as compared to 31 new stores and 9 conversions in the thirteen weeks ended May 2, 2009, respectively. Capital expenditures for the new stores and conversions of existing stores increased $0.7 million to $3.1 million during the thirteen weeks ended May 1, 2010 as compared to $2.4 million in the comparable prior year period. Additionally, the expansion of the distribution center accounted for $0.5 million of the increase during the thirteen weeks ended May 1, 2010. These increases were offset by lower capital expenditures for information technology of $0.6 million versus the comparable prior year period.
Financing Activities
Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share based award activities, along with net borrowings under our credit facilities in the comparable prior year period.

	Thirteen weeks ended
	May 1,	May 2,
	2010	2009
	(unaudited, in thousands)

Net borrowings under revolver	$—	$1,865
Proceeds from stock options exercised	65	—
Excess tax benefits from stock-based award activities	267	—

Net cash provided by financing activities	$332	$1,865

Net cash of $0.3 million was provided by financing activities in the thirteen weeks ended May 1, 2010, which was primarily utilized to fund general corporate activities in the current fiscal year.
Senior Secured Credit Facility
Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment included an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets.

Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.0% set quarterly depending upon average net availability under our senior secured credit facility during the previous quarter. The weighted-average interest rate under our senior secured credit facility for the thirteen weeks ended May 1, 2010 and May 2, 2009 was 0% and 2.10%, respectively. We had $85.0 million and $38.7 million of availability under our senior secured credit facility as of May 1, 2010 and May 2, 2009, respectively, excluding our option to expand the facility.
Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of May 1, 2010 and expect to remain in compliance for the next twelve months.
We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of tenant allowances to total approximately $30 to $33 million in fiscal year 2010.
Off Balance Sheet Arrangements
We are not a party to any off balance sheet arrangements.
Contractual Obligations
There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, other than those which occur in the normal course of business.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative information concerning our market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended May 1, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 4T. Controls and Procedures
The information provided in Item 4 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.
Item 1A. Risk Factors
There have been no significant changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.
Date: June 3, 2010	By	/s/ Robert Fisch
Robert Fisch
Chairman and Chief Executive Officer

Date: June 3, 2010	By	/s/ Keith McDonough
Keith McDonough
Senior Vice President and Chief Financial Officer