Form 10-Q
period 2010-07-31
rue21, inc.
filed 2010-09-03
CIK 1471458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010
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
Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common stock was 24,305,307 as of August 27, 2010.

rue21, inc.
Form 10-Q
Quarter Ended July 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
rue21, inc. and subsidiary
Condensed Consolidated Balance Sheets

	July 31,	January 30,	August 1,
	2010	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$16,669	$26,751	$8,668
Accounts receivable	10,825	3,834	6,520
Merchandise inventory, net	109,645	72,693	92,987
Prepaid expenses and other current assets	9,486	6,783	6,363
Deferred tax assets	4,404	4,286	3,474

Total current assets	151,029	114,347	118,012

Property and equipment, net	81,134	73,147	65,444

Other assets	976	937	819

Total assets	$233,139	$188,431	$184,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$86,679	$59,963	$78,669
Accrued expenses and other current liabilities	14,020	14,384	10,663
Accrued payroll and related taxes	9,778	10,486	7,939
Deferred rent and tenant allowances, current portion	6,461	5,509	5,008
Accrued income and franchise taxes	—	2,401	903

Total current liabilities	116,938	92,743	103,182

Long-term liabilities:
Long-term debt	—	—	29,234
Deferred rent, tenant allowances and other long-term liabilities	31,219	23,991	23,268
Deferred tax liabilities	3,408	4,249	1,661

Total long-term liabilities	34,627	28,240	54,163

Total liabilities	151,565	120,983	157,345

Commitments and Contingencies

Stockholders’ equity:
Common stock— par value $0.001 per share; 200,000 shares authorized; 24,305 and 24,237 shares issued and outstanding at July 31, 2010 and January 30, 2010, respectively, par value $0.004 per share; 50,000 shares authorized; 22,091 shares issued and outstanding at August 1, 2009	24	24	88

Additional paid in capital	29,029	27,115	37

Retained earnings	52,521	40,309	26,805

Total stockholder’s equity	81,574	67,448	26,930

Total liabilities and stockholders’ equity	$233,139	$188,431	$184,275

See accompanying notes to the unaudited condensed consolidated financial statements.

rue21, inc. and subsidiary
Condensed Consolidated Statements of Income

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Net sales	$142,950	$125,106	$280,722	$233,104
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	88,406	80,114	173,947	150,194

Gross profit	54,544	44,992	106,775	82,910

Selling, general, and administrative expense	38,737	31,947	76,031	61,082
Depreciation and amortization expense	5,320	4,107	10,271	7,774

Income from operations	10,487	8,938	20,473	14,054

Interest expense, net	62	125	122	297

Income before income taxes	10,425	8,813	20,351	13,757

Provision for income taxes	4,034	3,485	8,139	5,440

Net income	$6,391	$5,328	$12,212	$8,317

Basic income per common share	$0.26	$0.24	$0.50	$0.38
Diluted income per common share	$0.26	$0.23	$0.49	$0.36

Weighted average basic common shares outstanding	24,277	22,090	24,257	22,090
Weighted average diluted common shares outstanding	25,044	23,008	25,038	23,004
See accompanying notes to the unaudited condensed consolidated financial statements.

rue21, inc. and subsidiary
Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 31,	August 1,
	2010	2009
	(Unaudited, in thousands)
Operating activities
Net income	$12,212	$8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,336	7,818
Loss on fixed asset disposals	83	—
Impairment of long-lived assets	123	126
Deferred taxes	(959)	(423)
Share based compensation	963	24
Excess tax benefits from stock-based compensation activities	(716)	—
Changes in:
Accounts receivable	(6,991)	(3,993)
Merchandise inventory, net	(36,952)	(26,149)
Prepaid expenses and other current assets	(2,703)	274
Accounts payable	26,716	18,220
Accrued payroll and related taxes	(677)	407
Accrued expenses and other current liabilities	(2,049)	754
Deferred rent and tenant allowances	8,180	5,679
Other	(101)	(98)

Net cash provided by operating activities	7,465	10,956

Investing activities
Acquisition of property and equipment	(18,502)	(16,656)
Proceeds from the sale of property and equipment	4	—

Net cash used for investing activities	(18,498)	(16,656)

Financing activities
Borrowings under revolver	—	60,102
Payments under revolver	—	(50,345)
Excess tax benefits from stock-based compensation activities	716	—
Proceeds from stock options exercised	235	—

Net cash provided by financing activities	951	9,757

(Decrease) increase in cash and cash equivalents	(10,082)	4,057
Cash and cash equivalents, beginning of period	26,751	4,611

Cash and cash equivalents, end of period	$16,669	$8,668

See accompanying notes to the unaudited condensed consolidated financial statements.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 31, 2010 and August 1, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 1 — Organization and Basis of Presentation
rue21, inc. (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 595, 535 and 505 stores as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.
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
The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary, r services, llc. All intercompany transactions and balances have been eliminated in consolidation. At July 31, 2010, the Company operated in one reportable segment.
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
The results of operations for the thirteen and twenty-six week periods ended July 31, 2010 are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 — Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “second quarter of 2010” and the “second quarter of 2009” refer to the thirteen week periods ending July 31, 2010 and August 1, 2009, respectively. “Year-to-date 2010” and “year-to-date 2009” refer to the twenty-six week periods ending July 31, 2010 and August 1, 2009, respectively.
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

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 31, 2010 and August 1, 2009
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
Reclassifications
Certain reclassifications have been made to the prior period’s condensed consolidated financial statement amounts to conform to the current period’s presentation.
NOTE 3 — Earnings Per Share
Earnings per common share has been computed as follows (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net income	$6,391	$5,328	$12,212	$8,317

Weighted average basic common shares outstanding	24,277	22,090	24,257	22,090
Impact of dilutive securities	767	918	781	914

Weighted average diluted common shares outstanding	25,044	23,008	25,038	23,004

Per common share:
Basic income per common share	$0.26	$0.24	$0.50	$0.38
Diluted income per common share	$0.26	$0.23	$0.49	$0.36
Equity awards to purchase 393, 278, 25 and 13 shares of common stock for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 31, 2010 and August 1, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 4 — Share-Based Compensation
In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 394,500 stock options have been granted and no stock appreciation rights, restricted stock or restricted stock units have been issued under the 2009 Plan.
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
The following table represents stock options granted, vested, and expired under the existing share based compensation plans for the twenty-six weeks ended July 31, 2010.

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)
Outstanding January 31, 2010	1,170	$7.84	8.13	$23,615
Granted	354	$33.79
Exercised	(68)	$3.47
Expired or forfeited	(1)	$27.76

Outstanding July 31, 2010	1,455	$14.35	8.17	$24,543

Vested at July 31, 2010	520	$4.74	6.86	$13,318

As of July 31, 2010, the Company had 3,231,500 shares available for stock grants. The Company recognized $628, $963, $12 and $24 in compensation expense related to stock options for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The weighted average fair value of stock options at the grant date was $18.19, $18.43, $6.88 and $6.07 for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The intrinsic value of options exercised was $1,006, $1,819, $6 and $12 for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of weighted-average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Risk-free interest rate (1)	2.8%	2.6%	2.8%-3.4%	2.6%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	53.0%	60.0%	53.0%	60.0%
Weighted average expected term (3)	6.3 years	6.3 years	6.3 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 31, 2010 and August 1, 2009
(Dollars in thousands unless otherwise indicated)
The following table summarizes information regarding non-vested outstanding stock options as of July 31, 2010:

		Weighted
		Averaged Fair Value
	Shares	at Grant Date
	(in thousands)	(per share)
Non-vested as of January 31, 2010	689	$4.70

Granted	354	$18.43
Vested	(107)	$5.30
Cancelled	(1)	$15.11

Non-vested as of July 31, 2010	935	$9.83

As of July 31, 2010, there was $8,374 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 3.54 years. The total fair value of shares vested during the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, was $3,070, $3,431, $2,868 and $2,879, respectively.
NOTE 5 — Property, Plant and Equipment

	July 31,	January 30,	August 1,
	2010	2010	2009
Furniture and fixtures	$65,743	$58,518	$50,142
Leasehold improvements	63,404	54,715	49,116
Computer equipment, software and other	17,020	15,937	14,107

	146,167	129,170	113,365
Less accumulated depreciation and amortization	(65,033)	(56,023)	(47,921)

	$81,134	$73,147	$65,444

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges of $28, $123, $92 and $126 were recognized for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 31, 2010 and August 1, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 6 — Fair Value
The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $16,669, $26,751 and $8,668 as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 5 are derived from significant other observable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. The Company has no significant assets or liabilities measured using Level 3 inputs.
As of July 31, 2010, January 30, 2010 and August 1, 2009, respectively, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments. Additionally, management believes the fair value of the long-term debt approximates carrying value as of August 1, 2009, as the debt instrument has a variable interest rate that resets quarterly.
NOTE 7— Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the thirteen weeks ended July 31, 2010 was 38.7% as compared to 39.5% for the thirteen weeks ended August 1, 2009. The lower effective income tax rate for the second quarter of 2010 was primarily due to the completion of a state income tax audit during the quarter. The impact of the completion of the audit decreased the effective tax rate by approximately 0.6%, which was recorded as a discrete event for the thirteen weeks ended July 31, 2010.
The year-to-date 2010 effective income tax rate was 40.0% as compared to 39.5% for the year-to-date 2009 period. The higher effective income tax rate was principally due to the non-deductibility of expenses related to the Company’s secondary offering of common stock completed in the first quarter of 2010. The non-deductibility of these expenses increased the effective tax rate by approximately 1.0% for the year-to-date 2010 period. The impact of this item was recorded as a discrete event for the thirteen weeks ended May 1, 2010. This item was offset by the completion of the state income tax audit during the second quarter of 2010, which decreased the effective tax rate by 0.3% in the year-to-date 2010 period.
The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, was not material.
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

     Our Business
     rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at value prices. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 4,700 square feet and features a separate store-in-store for our rue21 etc! merchandise. After 2008 we opened only the rue21 etc! format stores and since that time have been strategically converting existing stores into the rue21 etc! format by expanding our existing stores or relocating existing stores within the same center or to a nearby center. Each conversion involves enlarging the square footage of an existing store. As of July 31, 2010, we operated 595 stores in 44 states, 397 of which feature the larger rue21 etc! store layout.
     We believe there is a significant opportunity to grow our store base to more than 1,000 stores over the next five years. We plan to open 100 stores in fiscal year 2010, and to that end we opened 62 new stores (and closed two stores) in the twenty-six weeks ended July 31, 2010. We also plan to continue to convert our existing stores into the larger rue21 etc! layout, and in the twenty-six weeks ended July 31, 2010, we converted 22 existing stores into the larger rue21 etc! format.
     Performance Metrics
Net Sales
     Net sales constitute gross sales net of any returns and merchandise discounts. Net sales consist of sales from comparable stores and non-comparable stores.
Comparable Store Sales
     A store is included in comparable store sales on the first day of the sixteenth month after its opening, as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability generally is achieved twelve months after the initial three-month period after store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in the process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.
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
     Our cost of goods sold is substantially higher in higher volume quarters because cost of goods sold generally increases as net sales increase. Changes in the mix of our products, such as changes in the proportion of accessories, may also impact our overall cost of goods sold. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise, and generally use markdowns to clear that merchandise. The timing and level of markdowns are not seasonal in nature, but are driven by customer acceptance of our merchandise. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and be required to mark down those products in order to sell them. Significant markdowns have reduced our gross profit in some prior periods and may have a material adverse impact on our earnings for future periods depending on the amount of the markdowns and the amount of merchandise affected.
Selling, General and Administrative Expense
     Selling, general and administrative expense includes administration, share-based compensation and store expenses, but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. We expect that our selling, general and administrative expense will increase in future periods due to our continuing store growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in significant legal and accounting costs.
Selected Second Quarter and Year-to-date Highlights:
•	Net sales increased 14.3% to $143.0 million in the second quarter of 2010, compared to $125.1 million in the second quarter of 2009. Comparable store sales decreased by 1.6% in the second quarter of 2010 as compared to an increase of 0.6% in the second quarter of 2009. For the year-to-date 2010 period, net sales increased 20.4% to $280.7 million, as compared to $233.1 million in the year-to-date 2009 period. Comparable store sales increased by 2.8% in the year-to-date 2010 period as compared to an increase of 4.1% in the year-to-date 2009 period.

•	In the second quarter of 2010 net income increased 20.0% to $6.4 million from $5.3 million in the second quarter of 2009. For the year-to-date 2010 period, net income increased 46.8% to $12.2 million, as compared to $8.3 million in the year-to-date 2009 period.

•	Diluted income per common share was $0.26 in the second quarter of 2010 compared to diluted income per common share of $0.23 in the second quarter of 2009. For the year-to-date 2010 period, diluted income per common share was $0.49, as compared to $0.36 in the year-to-date 2009 period.

Results of Operations
     The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
		(Unaudited)
		(in thousands, except per share and operating data)
Net sales	$142,950	$125,106	$280,722	$233,104
Cost of goods sold	88,406	80,114	173,947	150,194

Gross profit	54,544	44,992	106,775	82,910
Selling, general and administrative expenses	38,737	31,947	76,031	61,082
Depreciation and amortization expense	5,320	4,107	10,271	7,774

Income from operations	10,487	8,938	20,473	14,054
Interest expense, net	62	125	122	297

Income before income taxes	10,425	8,813	20,351	13,757
Provision for income taxes	4,034	3,485	8,139	5,440

Net income	$6,391	$5,328	$12,212	$8,317

Net income per common share
Basic	0.26	0.24	0.50	0.38
Diluted	0.26	0.23	0.49	0.36
Weighted average common shares outstanding
Basic	24,277	22,090	24,257	22,090
Diluted	25,044	23,008	25,038	23,004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.8%	64.0%	62.0%	64.4%

Gross profit	38.2%	36.0%	38.0%	35.6%
Selling, general and administrative expenses	27.1%	25.5%	27.1%	26.2%
Depreciation and amortization expense	3.7%	3.3%	3.7%	3.3%

Income from operations	7.3%	7.1%	7.3%	6.0%
Interest expense, net	0.0%	0.1%	0.0%	0.1%

Income before income taxes	7.3%	7.0%	7.2%	5.9%
Provision for income taxes	2.8%	2.8%	2.9%	2.3%

Net income	4.5%	4.3%	4.4%	3.6%

Effective Tax Rate	38.7%	39.5%	40.0%	39.5%

Operating Data (unaudited)

Number of stores open at the end of the period	595	505	595	505
Total gross square feet at the end of the period (in thousands)	2,730	2,231	2,730	2,231
Comparable store sales increase (decrease)	(1.6%)	0.6%	2.8%	4.1%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Girls
Apparel	58.4%	58.5%	57.7%	58.0%
Accessories	23.9%	23.6%	24.6%	24.6%

Guys Apparel and Accessories	17.7%	17.9%	17.7%	17.4%

Total	100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended July 31, 2010 Compared to Thirteen Weeks Ended August 1, 2009
Net Sales
In the thirteen weeks ended July 31, 2010, our net sales increased 14.3%, or $17.8 million, to $143.0 million as compared to $125.1 million in the thirteen weeks ended August 1, 2009. This increase in net sales was due to an increase of approximately 16% in the number of transactions, primarily driven by new store openings during the second half of fiscal year 2009 and the first half of fiscal year 2010. The increase in the number of transactions was offset by a decrease of approximately 0.6% in the average dollar value of transactions per store. During the thirteen weeks ended July 31, 2010, we opened 31 new stores and closed one store compared to 25 new stores and no store closures in the thirteen weeks ended August 1, 2009. Our comparable store sales decreased 1.6% in the thirteen weeks ended July 31, 2010 compared to an increase of 0.6% in the thirteen weeks ended August 1, 2009. Comparable store sales decreased by $1.9 million and non-comparable store sales increased by $19.7 million in the thirteen weeks ended July 31, 2010 compared to the thirteen weeks ended August 1, 2009. There were 469 comparable stores and 126 non-comparable stores open at July 31, 2010 compared to 362 and 143, respectively, at August 1, 2009.
In the thirteen weeks ended July 31, 2010, net sales of girls apparel, girls accessories and guys apparel and accessories represented 58.4%, 23.9% and 17.7%, respectively, of total net sales as compared to 58.5%, 23.6% and 17.9%, respectively, for the thirteen weeks ended August 1, 2009. In the thirteen weeks ended July 31, 2010, net sales in the girls apparel, girls accessories and guys apparel and accessories categories increased by approximately 14%, 16% and 13%, respectively, as compared to the thirteen weeks ended August 1, 2009.
Gross Profit
Gross profit increased 21.2%, or $9.6 million, in the thirteen weeks ended July 31, 2010 to $54.5 million as compared to $45.0 million in the thirteen weeks ended August 1, 2009. Gross margin increased 220 basis points to 38.2% for the thirteen weeks ended July 31, 2010 from 36.0% for the thirteen weeks ended August 1, 2009. This increase in gross margin was primarily attributable to a 270 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up as compared to the thirteen weeks ended August 1, 2009. Gross margin was negatively impacted by a 50 basis point increase in store occupancy, freight and buying costs, as these costs increased at a rate higher than net sales.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 21.3%, or $6.8 million, to $38.7 million in the thirteen weeks ended July 31, 2010 as compared to $31.9 million in the thirteen weeks ended August 1, 2009. As a percentage of net sales, selling, general and administrative expense increased to 27.1% in the thirteen weeks ended July 31, 2010 as compared to 25.5% in the thirteen weeks ended August 1, 2009. During the thirteen weeks ended July 31, 2010, we incurred $0.7 million of public company expenses and $0.6 million in share-based compensation expense. Except for an immaterial amount of share-based compensation expense, we did not incur any of these costs during the thirteen weeks ended August 1, 2009. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have increased 70 basis points in the thirteen weeks ended July 31, 2010.

Store operating expenses increased by $4.2 million in the thirteen weeks ended July 31, 2010 as compared to the thirteen weeks ended August 1, 2009, due primarily to the operation of 595 stores as of July 31, 2010 compared to the operation of 505 stores as of August 1, 2009. As a percentage of net sales, store operating expenses increased to 19.7% for the thirteen weeks ended July 31, 2010 as compared to 19.2% in the thirteen weeks ended August 1, 2009, primarily as a result of these costs increasing at a higher rate than our increase in net sales.
Administrative and general expenses increased as a percentage of net sales to 7.4% for the thirteen weeks ended July 31, 2010 as compared to 6.3% in the thirteen weeks ended August 1, 2009, due primarily to the incremental public company and share-based compensation expenses incurred during the thirteen weeks ended July 31, 2010 as discussed above. Excluding the impact of the incremental public company and share-based compensation expenses, administrative and general expenses as a percentage of net sales, would have increased to 6.4% in the thirteen weeks ended July 31, 2010.
Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.7% for the thirteen weeks ended July 31, 2010 as compared to 3.3% in the thirteen weeks ended August 1, 2009, or $1.2 million. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2010.
Interest Expense, Net
Interest expense decreased to $0.1 million, for the thirteen weeks ended July 31, 2010 as a result of the Company having no borrowings under the senior secured credit facility during the thirteen weeks ended July 31, 2010.
Provision for Income Taxes
The increase in the provision for income taxes of $0.5 million in the thirteen weeks ended July 31, 2010 from $3.5 million in the thirteen weeks ended August 1, 2009 was due primarily to the $1.6 million increase in pre-tax income. The effective tax rates were 38.7% and 39.5% for the thirteen weeks ended July 31, 2010 and the thirteen weeks ended August 1, 2009, respectively. The lower effective income tax rate was primarily due to the completion of a state income tax audit, which resulted in a reduction in state income tax expense in the thirteen weeks ended July 31, 2010.
Net Income
Net income increased 20.0%, or $1.1 million, to $6.4 million for the thirteen weeks ended July 31, 2010 as compared to $5.3 million in the thirteen weeks ended August 1, 2009. This increase was due to the factors discussed above.
Twenty-six Weeks Ended July 31, 2010 Compared to Twenty-six Weeks Ended August 1, 2009
Net Sales
Net sales increased 20.4%, or $47.6 million, to $280.7 million for the twenty-six weeks ended July 31, 2010 from $233.1 million for the twenty-six weeks ended August 1, 2009. The increase in net sales was due to an increase of approximately 20% in the number of transactions, primarily driven by new store openings. During the twenty-six weeks ended July 31, 2010, we opened 62 new stores and closed 2 stores as compared to 56 new stores and no store closures in the twenty-six weeks ended August 1, 2009.
Comparable store sales increased 2.8% for the twenty-six weeks ended July 31, 2010 compared to an increase of 4.1% for the twenty-six weeks ended August 1, 2009. Comparable store sales increased by $6.0 million and non-comparable store sales increased by $41.6 million. There were 469 comparable and 126 non-comparable stores open at July 31, 2010 compared to 362 and 143, respectively, at August 1, 2009.
The decrease in the girls apparel category as a percentage of net sales and the corresponding increase in the guys apparel and girls accessories category as a percentage of net sales was reflective of varying category sales growth rates. During the twenty-six weeks ended July 31, 2010, net sales in the girls apparel category grew by approximately 20% while the girls accessories category grew by approximately 21% and the guys apparel and accessories category grew by approximately 22% as compared to the twenty-six weeks ended August 1, 2009. Sales growth across the three categories was balanced for the year-to-date 2010 period.

Gross Profit
Gross profit increased 28.8%, or $23.9 million, in the twenty-six weeks ended July 31, 2010 to $106.8 million from $82.9 million in the twenty-six weeks ended August 1, 2009. Gross margin increased 240 basis points to 38.0% for the twenty-six weeks ended July 31, 2010 from 35.6% for the twenty-six weeks ended August 1, 2009. This increase to gross margin was attributable to a 240 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up as compared to the twenty-six weeks ended August 1, 2009.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 24.5%, or $14.9 million, to $76.0 million in the twenty-six weeks ended July 31, 2010 from $61.1 million for the twenty-six weeks ended August 1, 2009. As a percentage of net sales, selling, general and administrative expense increased to 27.1% in the twenty-six weeks ended July 31, 2010 from 26.2% in the twenty-six weeks ended August 1, 2009. During the twenty-six weeks ended July 31, 2010, we incurred $1.9 million in public company expenses, which includes $0.6 million for the Company’s secondary offering completed in the first quarter of 2010 and share-based compensation expense of $1.0 million. Except for an immaterial amount of share-based compensation expense, we did not incur any of these costs during the twenty-six weeks ended August 1, 2009. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have decreased 10 basis points in the twenty-six weeks ended July 31, 2010.
Store operating expenses increased by $9.3 million primarily resulting from the operation of 595 stores as of July 31, 2010 compared to the operation of 505 stores as of August 1, 2009. As a percentage of net sales, store operating expenses remained constant at 19.4% for the twenty-six weeks ended July 31, 2010 as compared to the twenty-six weeks ended August 1, 2009.
Administrative and general expenses increased as a percentage of net sales to 7.7% for the twenty-six weeks ended July 31, 2010 as compared to 6.8% in the twenty-six weeks ended August 1, 2009 due primarily to the incremental public company and share-based compensation expenses incurred during the twenty-six weeks ended July 31, 2010 as discussed above. Excluding the impact of the incremental public company and share-based compensation expenses, administrative and general expenses as a percentage of net sales, would have decreased to 6.7% in the twenty-six weeks ended July 31, 2010.
Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.7% for the twenty-six weeks ended July 31, 2010 compared to 3.3% for the twenty-six weeks ended August 1, 2009, or $2.5 million. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2010.
Interest Expense, Net
Interest expense, net decreased to $0.1 million for the twenty-six weeks ended July 31, 2010 as a result of the Company having no borrowings under the senior secured credit facility during the twenty-six weeks ended July 31, 2010.
Provision for Income Taxes
The increase in the provision for income taxes of $2.7 million in the twenty-six weeks ended July 31, 2010 from the twenty-six weeks ended August 1, 2009 was due primarily to the $6.6 million increase in pre-tax income. The effective tax rates were 40.0% and 39.5% for the twenty-six weeks ended July 31, 2010 and the twenty-six weeks ended August 1, 2009, respectively. The higher effective income tax rate was principally due to the non-deductibility of expenses related to the Company’s secondary offering of common stock completed in the first quarter of 2010. The non-deductibility of these expenses increased the effective tax rate by approximately 1.0% for the year-to-date 2010 period. This item was offset by the completion of the state income tax audit during the second quarter of 2010, which decreased the effective tax rate by 0.3% in the year-to-date 2010 period.
Net Income
Net income increased 46.9%, or $3.9 million, to $12.2 million for the twenty-six weeks ended July 31, 2010 from $8.3 million for the twenty-six weeks ended August 1, 2009. This increase was due to the factors discussed above.

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
As of July 31, 2010, we had cash and cash equivalents totaling $16.7 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at July 31, 2010 decreased by $10.1 million from $26.8 million at January 30, 2010. Components of this change in cash for the twenty-six weeks ended July 31, 2010, as well as for change in cash for the twenty-six weeks ended August 1, 2009, are provided below in more detail.
A summary of operating, investing and financing activities are shown in the following table:

	Twenty-six weeks ended
	July 31,	August 1,
	2010	2009
	(in thousands)
Provided by operating activities	$7,465	$10,956
Used for investing activities	(18,498)	(16,656)
Provided by financing activities	951	9,757

(Decrease) increase in cash and cash equivalents	$(10,082)	$4,057

Operating Activities
Consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Twenty-six weeks ended
	July 31,	August 1,
	2010	2009
	(in thousands)
Net income	$12,212	$8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,336	7,818
Deferred taxes	(959)	(423)
Share-based compensation	963	24
Merchandise inventory	(36,952)	(26,149)
Accounts payable	26,716	18,220
Other working capital components	(4,341)	3,023
All other	(510)	126

Net cash provided by operating activities	$7,465	$10,956

Net cash provided by operating activities was $7.5 million and $11.0 million for the twenty-six weeks ended July 31, 2010 and the twenty-six weeks ended August 1, 2009, respectively. The decrease of $3.5 million in the twenty-six weeks ended July 31, 2010 as compared to the twenty-six weeks ended August 1, 2009 was primarily due to an increase in merchandise inventory ($10.8 million) and an increase in cash usage in the other working capital components ($7.4 million), as a result of increases in accounts receivable and prepaid expenses combined with a decrease in accrued expenses. The impact of these items were offset by an increase in net income ($3.9 million), increased share-based compensation expense ($0.9 million), an increase in accounts payable ($8.5 million) and higher non-cash depreciation and amortization ($2.5 million) expense.
Investing Activities
Investing activities consist entirely of capital expenditures for new and converted stores, as well as investment in information technology and our distribution facility enhancements.

	Twenty-six weeks ended
	July 31,	August 1,
	2010	2009
	(in thousands)
Capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment	$(11,301)	$(11,576)
Tenant allowances	(7,201)	(5,080)

Capital expenditures	$(18,502)	$(16,656)

For the twenty-six weeks ended July 31, 2010 capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment decreased $0.3 million as compared to the twenty-six weeks ended August 1, 2009. During the twenty-six weeks ended July 31, 2010, we opened 62 new stores and converted 22 existing stores as compared to 56 new stores and 18 store conversions in the twenty-six weeks ended August 1, 2009, respectively. Capital expenditures for the new stores and conversions of existing stores increased $0.7 million to $7.2 million during the twenty-six weeks ended July 31, 2010 as compared to $6.5 million in the comparable prior year period. Additionally, the capital expenditures for store fixtures increased $0.5 million during the twenty-six weeks ended July 31, 2010 as compared to the twenty-six weeks ended August 1, 2009. These increases were offset by lower capital expenditures for information technology of $1.5 million versus the comparable prior year period.
Financing Activities
Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share-

based award activities, along with net borrowings under our credit facilities in the comparable prior year period.

	Twenty-six weeks ended
	July 31,	August 1,
	2010	2009
	(in thousands)
Net borrowings under revolver	$—	$9,757
Proceeds from stock options exercised	235	—
Excess tax benefits from stock-based award activitie	716	—

Net cash provided by financing activities	$951	$9,757

Net cash of $1.0 million was provided by financing activities in the twenty-six weeks ended July 31, 2010, which was primarily utilized to fund general corporate activities in the current fiscal year.
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
Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00%, set quarterly depending upon average net availability under our senior secured credit facility during the previous quarter. The weighted-average interest rate under our senior secured credit facility for the twenty-six weeks ended July 31, 2010 and the twenty-six weeks ended August 1, 2009 was 0% and 1.32%, respectively. We had $85.0 million and $30.8 million of availability under our senior secured credit facility as of July 31, 2010 and August 1, 2009, respectively, excluding our option to expand the facility.
Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of July 31, 2010 and expect to remain in compliance for the next twelve months.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits
10.1	Second Amendment to Lease, dated and effective as of June 11, 2010, by and between the West Virginia Economic Development Authority and rue21, inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.
Date: September 3, 2010	By	/s/ Robert Fisch
Robert Fisch
Chairman and Chief Executive Officer

Date: September 3, 2010	By	/s/ Keith McDonough
Keith McDonough
Senior Vice President and Chief Financial Officer

3