Form 10-Q
period 2010-10-30
rue21, inc.
filed 2010-12-08
CIK 1471458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2010
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock was 24,324,863 as of December 1, 2010.

rue21, inc.
Form 10-Q
Quarter Ended October 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
rue21, inc. and subsidiary
Condensed Consolidated Balance Sheets

	October 30,	January 30,	October 31,
	2010	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$18,696	$26,751	$5,330
Accounts receivable	8,464	3,834	4,522
Merchandise inventory, net	113,247	72,693	87,182
Prepaid expenses and other current assets	9,705	6,783	6,422
Deferred tax assets	5,831	4,286	3,774

Total current assets	155,943	114,347	107,230

Property and equipment, net	89,303	73,147	70,836

Other assets	940	937	1,682

Total assets	$246,186	$188,431	$179,748

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$84,590	$59,963	$73,977
Accrued expenses and other current liabilities	14,502	14,384	10,762
Accrued payroll and related taxes	9,544	10,486	8,699
Deferred rent and tenant allowances, current portion	6,815	5,509	5,256
Accrued income and franchise taxes	4,165	2,401	532

Total current liabilities	119,616	92,743	99,226

Long-term liabilities:
Long-term debt	—	—	21,176
Deferred rent, tenant allowances and other long-term liabilities	33,261	23,991	22,983
Deferred tax liabilities	3,578	4,249	3,473

Total long-term liabilities	36,839	28,240	47,632

Total liabilities	156,455	120,983	146,858

Commitments and Contingencies

Stockholders’ equity:
Common stock — par value $0.001 per share; 200,000 shares authorized; 24,325 and 24,237 shares issued and outstanding at October 30, 2010 and January 30, 2010, respectively, par value $0.004 per share; 50,000 shares authorized; 22,511 shares issued and outstanding at October 31, 2009	24	24	90

Additional paid in capital	30,043	27,115	213

Retained earnings	59,664	40,309	32,587

Total stockholder’s equity	89,731	67,448	32,890

Total liabilities and stockholders’ equity	$246,186	$188,431	$179,748

See accompanying notes to the unaudited condensed consolidated financial statements.

rue21, inc. and subsidiary
Condensed Consolidated Statements of Income

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Net sales	$163,913	$137,110	$444,635	$370,214
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	103,860	87,539	277,807	237,733

Gross profit	60,053	49,571	166,828	132,481

Selling, general, and administrative expense	42,637	35,135	118,668	96,217
Depreciation and amortization expense	5,666	4,420	15,937	12,194

Income from operations	11,750	10,016	32,223	24,070

Interest expense, net	50	136	172	433

Income before income taxes	11,700	9,880	32,051	23,637

Provision for income taxes	4,557	3,902	12,696	9,342

Net income	$7,143	$5,978	$19,355	$14,295

Basic income per common share	$0.29	$0.27	$0.80	$0.65
Diluted income per common share	$0.29	$0.26	$0.77	$0.63

Weighted average basic common shares outstanding	24,310	22,201	24,267	22,111
Weighted average diluted common shares outstanding	24,972	23,058	25,003	22,828
See accompanying notes to the unaudited condensed consolidated financial statements.

rue21, inc. and subsidiary
Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 30,	October 31,
	2010	2009
	(Unaudited, in thousands)
Operating activities
Net income	$19,355	14,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,033	12,261
Loss on fixed asset disposals	147	—
Impairment of long-lived assets	123	158
Deferred taxes	(2,216)	893
Share-based compensation	1,573	193
Excess tax benefits from share-based compensation activities	(1,010)	—
Changes in:
Accounts receivable	(4,630)	(1,995)
Merchandise inventory, net	(40,554)	(20,344)
Prepaid expenses and other current assets	(2,922)	215
Accounts payable	24,627	13,528
Accrued payroll and related taxes	(907)	1,167
Accrued expenses and other current liabilities	2,892	482
Deferred rent and tenant allowances	10,576	5,642
Other	(99)	(984)

Net cash provided by operating activities	22,988	25,511

Investing activities
Acquisition of property and equipment	(32,402)	(26,499)
Proceeds from the sale of property and equipment	4	—

Net cash used for investing activities	(32,398)	(26,499)

Financing activities
Borrowings under revolver	—	85,791
Payments under revolver	—	(84,091)
Excess tax benefits from share-based compensation activities	1,010	—
Proceeds from stock options exercised	345	7

Net cash provided by financing activities	1,355	1,707

(Decrease) increase in cash and cash equivalents	(8,055)	719
Cash and cash equivalents, beginning of period	26,751	4,611

Cash and cash equivalents, end of period	$18,696	$5,330

See accompanying notes to the unaudited condensed consolidated financial statements.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 30, 2010 and October 31, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 1 — Organization and Basis of Presentation
rue21, inc. (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 628, 535 and 534 stores as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.
On November 13, 2009, the Company completed an initial public offering of 7,780,252 shares of common stock at a price to the public of $19.00 per share, of which 1,650,000 shares were sold by the Company and 6,130,252 were sold by the selling shareholders (including 913,590 by members of the Company’s management). Upon completion of the offering, the Company received proceeds of approximately $29,156, net of underwriters’ discounts and commissions.
The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary, r services, llc. All intercompany transactions and balances have been eliminated in consolidation. At October 30, 2010, the Company operated in one reportable segment.
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
The results of operations for the thirteen and thirty-nine week periods ended October 30, 2010 are not necessarily indicative of the operating results for the full fiscal year.
NOTE 2 — Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “third quarter of 2010” and the “third quarter of 2009” refer to the thirteen week periods ending October 30, 2010 and October 31, 2009, respectively. “Year-to-date 2010” and “year-to-date 2009” refer to the thirty-nine week periods ending October 30, 2010 and October 31, 2009, respectively.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Seasonality
Our business is seasonal and historically we have realized a higher portion of our net sales, net income and operating cash flows in the second through the fourth fiscal quarters, attributable to the impact of the back-to-school and holiday selling seasons. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the back-to-school selling season. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 30, 2010 and October 31, 2009
(Dollars in thousands unless otherwise indicated)
Easter and regional fluctuations in the calendar during the back-to-school selling season.
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
NOTE 3 — Earnings Per Share
Earnings per common share has been computed as follows (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net income	$7,143	$5,978	$19,355	$14,295

Weighted average basic common shares outstanding	24,310	22,201	24,267	22,111
Impact of dilutive securities	662	857	736	717

Weighted average diluted common shares outstanding	24,972	23,058	25,003	22,828

Per common share:
Basic income per common share	$0.29	$0.27	$0.80	$0.65
Diluted income per common share	$0.29	$0.26	$0.77	$0.63
Equity awards to purchase 393, 311, 360 and 609 shares of common stock for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 30, 2010 and October 31, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 4 — Share-Based Compensation
In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 417,000 stock options have been granted and no stock appreciation rights, restricted stock or restricted stock units have been issued under the 2009 Plan.
Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the 2003 Plan) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an aggregate of up to 19.8% of the number of shares of the common stock outstanding upon adoption of the 2003 Plan based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company discontinued use of the 2003 Plan and no further option grants will be made under the 2003 Plan.
The following table represents stock options granted, vested, and expired under the existing share-based compensation plans for the thirty-nine weeks ended October 30, 2010.

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)
Outstanding January 31, 2010	1,170	$7.84	8.13	$23,615
Granted	377	$33.35
Exercised	(87)	$3.94
Expired or forfeited	(18)	$12.71

Outstanding October 30, 2010	1,442	$14.69	7.95	$19,768

Vested at October 30, 2010	606	$5.35	6.72	$12,889

As of October 30, 2010, the Company had 3,209,000 shares available for stock grants. The Company recognized $610, $1,573, $169 and $193 in compensation expense related to stock options for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The weighted average fair value of stock options at the grant date was $14.24, $18.18, $6.88 and $6.16 for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The intrinsic value of options exercised was $396, $2,394, $4,944 and $4,957 for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. All outstanding vested options are currently exercisable as of October 30, 2010.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 30, 2010 and October 31, 2009
(Dollars in thousands unless otherwise indicated)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Risk-free interest rate (1)	1.5-1.9%	2.6%	1.5-3.4%	2.6%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	55.0%	60.0%	53.0-55.0%	60.0%
Weighted average expected term (3)	6.4 years	6.3 years	6.3 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.
The following table summarizes information regarding non-vested outstanding stock options as of October 30, 2010:

		Weighted
		Averaged Fair
		Value at Grant
	Shares	Date
	(in thousands)	(per share)
Non-vested as of January 31, 2010	689	$4.70

Granted	377	$18.18
Vested	(212)	$3.25
Cancelled	(18)	$7.36

Non-vested as of October 30, 2010	836	$11.14

As of October 30, 2010, there was $7,893 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 2.08 years. The total fair value of shares vested during the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, was $3,093, $6,525, $5,788 and $8,668, respectively.

rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 30, 2010 and October 31, 2009
(Dollars in thousands unless otherwise indicated)
NOTE 5 — Property, Plant and Equipment

	October 30,	January 30,	October 31,
	2010	2010	2009
Furniture and fixtures	$70,960	$58,518	$55,761
Leasehold improvements	71,451	54,715	51,854
Computer equipment, software and other	17,522	15,937	15,056

	159,933	129,170	122,671
Less accumulated depreciation and amortization	(70,630)	(56,023)	(51,835)

	$89,303	$73,147	$70,836

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges of $0, $123, $33 and $158 were recognized for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income.
NOTE 6 — Fair Value
The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $18,696, $26,751 and $5,330 as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 5 are derived from significant other observable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. The Company has no significant assets or liabilities measured using Level 3 inputs.
As of October 30, 2010, January 30, 2010 and October 31, 2009, respectively, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments. Additionally, management believes the fair value of the long-term debt approximates carrying value as of October 31, 2009, as the debt instrument has a variable interest rate that resets quarterly.
NOTE 7— Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the thirteen weeks ended October 30, 2010 was 38.9% as compared to 39.5% for the thirteen weeks ended October 31, 2009. The lower effective income tax rate for the third quarter of 2010 was primarily due to a state income tax credit, deductions related to disqualifying dispositions of employee incentive stock options and rue2l, inc. and subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Thirteen and Thirty-nine weeks ended October 30, 2010 and October 31, 2009
(Dollars in thousands unless otherwise indicated)
a lower forecasted annual effective state income tax rate for fiscal year 2010 as compared to fiscal year 2009.
The year-to-date 2010 effective income tax rate was 39.6% as compared to 39.5% for the year-to-date 2009 period. The higher effective income tax rate was principally due to the non-deductibility of expenses related to the Company’s secondary offering of common stock completed in March. The non-deductibility of these expenses increased the effective tax rate by approximately 0.6% for the year-to-date 2010 period. The impact of this item was recorded as a discrete event for the thirteen weeks ended May 1, 2010. This item was principally offset by the completion of a state income tax audit during the second quarter of 2010 and a lower forecasted annual effective state income rate for fiscal year 2010 as compared to fiscal year 2009.
The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, was not material.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:
•	failure to successfully execute our growth strategy, including delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•	risks and challenges in connection with sourcing merchandise from domestic and foreign vendors;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, including their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs; and our failure to maintain effective internal controls.

     Our Business
     rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 4,700 square feet and features a separate store-in-store for our rue21 etc! merchandise. After 2008 we opened only the rue21 etc! format stores and since that time have been strategically converting existing stores into the rue21 etc! format by expanding our existing stores or relocating existing stores within the same center or to a nearby center. Each conversion involves enlarging the square footage of an existing store. As of October 30, 2010, we operated 628 stores in 44 states, 439 of which feature the larger rue21 etc! store layout.
     We believe that there is a significant opportunity to grow our store base to more than 1,000 stores over the next five years. We plan to open 105 stores in fiscal year 2010, and to that end we opened 95 new stores (and closed two stores) in the thirty-nine weeks ended October 30, 2010. We also plan to continue to convert our existing stores into the larger rue21 etc! layout, and in the thirty-nine weeks ended October 30, 2010, we converted 31 existing stores into the larger rue21 etc! format.
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
Selected Third Quarter and Year-to-date Highlights:
•	Net sales increased 19.5% to $163.9 million in the third quarter of 2010, compared to $137.1 million in the third quarter of 2009. Comparable store sales increased by 1.8% in the third quarter of 2010 as compared to an increase of 13.5% in the third quarter of 2009. For the year-to-date 2010 period, net sales increased 20.1% to $444.6 million, as compared to $370.2 million in the year-to-date 2009 period. Comparable store sales increased by 2.4% in the year-to-date 2010 period as compared to an increase of 7.4% in the year-to-date 2009 period.

•	In the third quarter of 2010 net income increased 19.5% to $7.1 million from $6.0 million in the third quarter of 2009. For the year-to-date 2010 period, net income increased 35.4% to $19.4 million, as compared to $14.3 million in the year-to-date 2009 period.

•	Diluted income per common share was $0.29 in the third quarter of 2010 compared to diluted income per common share of $0.26 in the third quarter of 2009. For the year-to-date 2010 period, diluted income per common share was $0.77, as compared to $0.63 in the year-to-date 2009 period.

Results of Operations
     The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(Unaudited)
	(in thousands, except operating data)
Net sales	$163,913	$137,110	$444,635	$370,214
Cost of goods sold	103,860	87,539	277,807	237,733

Gross profit	60,053	49,571	166,828	132,481
Selling, general and administrative expenses	42,637	35,135	118,668	96,217
Depreciation and amortization expense	5,666	4,420	15,937	12,194

Income from operations	11,750	10,016	32,223	24,070
Interest expense, net	50	136	172	433

Income before income taxes	11,700	9,880	32,051	23,637
Provision for income taxes	4,557	3,902	12,696	9,342

Net income	$7,143	$5,978	$19,355	$14,295

Net income per common share
Basic	0.29	0.27	0.80	0.65
Diluted	0.29	0.26	0.77	0.63
Weighted average common shares outstanding
Basic	24,310	22,201	24,267	22,111
Diluted	24,972	23,058	25,003	22,828

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.4%	63.8%	62.5%	64.2%

Gross profit	36.6%	36.2%	37.5%	35.8%
Selling, general and administrative expenses	26.0%	25.6%	26.7%	26.0%
Depreciation and amortization expense	3.5%	3.2%	3.6%	3.3%

Income from operations	7.1%	7.3%	7.2%	6.5%
Interest expense, net	0.0%	0.1%	0.0%	0.1%

Income before income taxes	7.1%	7.2%	7.2%	6.4%
Provision for income taxes	2.8%	2.8%	2.9%	2.5%

Net income	4.3%	4.4%	4.3%	3.9%

Effective Tax Rate	38.9%	39.5%	39.6%	39.5%

Operating Data (unaudited)

Number of stores open at the end of the period	628	534	628	534
Total gross square feet at the end of the period (in thousands)	2,934	2,382	2,934	2,382
Comparable store sales increase	1.8%	13.5%	2.4%	7.4%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Girls
Apparel	57.7%	58.3%	57.7%	58.1%
Accessories	24.2%	22.3%	24.5%	23.7%

Guys Apparel and Accessories	18.1%	19.4%	17.8%	18.2%

Total	100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended October 30, 2010 Compared to Thirteen Weeks Ended October 31, 2009
Net Sales
In the thirteen weeks ended October 30, 2010, our net sales increased 19.5%, or $26.8 million, to $163.9 million as compared to $137.1 million in the thirteen weeks ended October 31, 2009. This increase in net sales was due to an increase of approximately 21% in the number of transactions, primarily driven by new store openings during fiscal year 2010. The increase in the number of transactions was offset by a decrease of approximately 1.5% in the average dollar value of transactions per store. During the thirteen weeks ended October 30, 2010, we opened 33 new stores with no store closures compared to 29 new stores and no store closures in the thirteen weeks ended October 31, 2009. Our comparable store sales increased 1.8% in the thirteen weeks ended October 30, 2010 compared to an increase of 13.5% in the thirteen weeks ended October 31, 2009. Comparable store sales increased by $2.3 million and non-comparable store sales increased by $24.5 million in the thirteen weeks ended October 30, 2010 compared to the thirteen weeks ended October 31, 2009. There were 493 comparable stores and 135 non-comparable stores open at October 30, 2010 compared to 386 and 148, respectively, at October 31, 2009.
In the thirteen weeks ended October 30, 2010, net sales of girls apparel, girls accessories and guys apparel and accessories represented 57.7%, 24.2% and 18.1%, respectively, of total net sales as compared to 58.3%, 22.3% and 19.4%, respectively, for the thirteen weeks ended October 31, 2009. In the thirteen weeks ended October 30, 2010, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 18%, 30% and 12%, respectively, as compared to the thirteen weeks ended October 31, 2009. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.
Gross Profit
Gross profit increased 21.1%, or $10.5 million, in the thirteen weeks ended October 30, 2010 to $60.1 million as compared to $49.6 million in the thirteen weeks ended October 31, 2009. Gross margin increased 40 basis points to 36.6% for the thirteen weeks ended October 30, 2010 from 36.2% for the thirteen weeks ended October 31, 2009. This increase in gross margin was primarily attributable to a 60 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up as compared to the thirteen weeks ended October 31, 2009. Gross margin was negatively impacted by a 20 basis point increase in store occupancy, freight and buying costs, as these costs increased at a rate higher than net sales.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 21.4%, or $7.5 million, to $42.6 million in the thirteen weeks ended October 30, 2010 as compared to $35.1 million in the thirteen weeks ended October 31, 2009. As a percentage of net sales, selling, general and administrative expense increased to 26.0% in the thirteen weeks ended October 30, 2010 as compared to 25.6% in the thirteen weeks ended October 31, 2009. During the thirteen weeks ended October 30, 2010, we incurred $0.7 million of public company expenses and $0.6 million in share-based compensation expense. During the thirteen weeks ended October 31, 2009, we incurred $0.2 million in share-based compensation expense and an immaterial amount of public company expenses. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have decreased 30 basis points in the thirteen weeks ended October 30, 2010.
Store operating expenses increased by $5.2 million in the thirteen weeks ended October 30, 2010 as compared to the thirteen weeks ended October 31, 2009, due primarily to the operation of 628 stores as of October 30, 2010 compared to the operation of 534 stores as of October 31, 2009. As a percentage of net sales, store operating expenses increased to 18.8% for the thirteen weeks ended October 30, 2010 as compared to 18.6% in the thirteen weeks ended October 31, 2009, primarily as a result of these costs increasing at a higher rate than our increase in net sales.
Administrative and general expenses increased as a percentage of net sales to 7.3% for the thirteen weeks ended October 30, 2010 as compared to 7.0% in the thirteen weeks ended October 31, 2009, due primarily to the incremental public company and share-based compensation expenses incurred during the thirteen weeks ended October 30, 2010 as discussed above. Excluding the impact of the incremental public company and share-based compensation expenses, administrative and general expenses as a percentage of net sales, would have decreased to 6.5% in the thirteen weeks ended October 30, 2010 as compared to 6.8% in the thirteen weeks ended October 31, 2009.
Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.5% for the thirteen weeks ended October 30, 2010 as compared to 3.2% in the thirteen weeks ended October 31, 2009, or $1.2 million. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2010.
Interest Expense, Net
Interest expense decreased to $0.1 million, for the thirteen weeks ended October 30, 2010 as a result of the Company having no borrowings under the senior secured credit facility during the thirteen weeks ended October 30, 2010.
Provision for Income Taxes
The increase in the provision for income taxes of $0.7 million in the thirteen weeks ended October 30, 2010 from $3.9 million in the thirteen weeks ended October 31, 2009 was due primarily to the $1.8 million increase in pre-tax income. The effective tax rates were 38.9% and 39.5% for the thirteen weeks ended October 30, 2010 and the thirteen weeks ended October 31, 2009, respectively. The lower effective income tax rate was primarily due to a state income tax credit, deductions related to disqualifying dispositions of employee incentive stock options and a lower forecasted annual effective state income tax rate for fiscal year 2010 as compared to fiscal year 2009.
Net Income
Net income increased 19.5%, or $1.2 million, to $7.1 million for the thirteen weeks ended October 30, 2010 as compared to $6.0 million in the thirteen weeks ended October 31, 2009. This increase was due to the factors discussed above.
Thirty-nine Weeks Ended October 30, 2010 Compared to Thirty-nine Weeks Ended October 31, 2009
Net Sales
Net sales increased 20.1%, or $74.4 million, to $444.6 million for the thirty-nine weeks ended October 30, 2010 from $370.2 million for the thirty-nine weeks ended October 31, 2009. The increase in net sales was due to an increase of approximately 20% in the number of transactions, primarily driven by new store openings. During the thirty-nine weeks ended October 30, 2010, we opened 95 new stores and closed 2 stores as compared to 85 new stores and no store closures in the thirty-nine weeks ended October 31, 2009.
Comparable store sales increased 2.4% for the thirty-nine weeks ended October 30, 2010 compared to an increase of 7.4% for the thirty-nine weeks ended October 31, 2009. Comparable store sales increased by $8.2 million and non-comparable store sales increased by $66.2 million. There were 493 comparable and 135 non-comparable stores open at October 30, 2010 compared to 386 and 148, respectively, at October 31, 2009.

In the thirty-nine weeks ended October 30, 2010, net sales of girls apparel, girls accessories and guys apparel and accessories represented 57.7%, 24.5% and 17.8%, respectively, of total net sales as compared to 58.1%, 23.7% and 18.2%, respectively, for the thirty-nine weeks ended October 31, 2009. In the thirty-nine weeks ended October 30, 2010, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 19%, 24% and 18%, respectively, as compared to the thirty-nine weeks ended October 31, 2009. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.
Gross Profit
Gross profit increased 25.9%, or $34.3 million, in the thirty-nine weeks ended October 30, 2010 to $166.8 million from $132.5 million in the thirty-nine weeks ended October 31, 2009. Gross margin increased 170 basis points to 37.5% for the thirty-nine weeks ended October 30, 2010 from 35.8% for the thirty-nine weeks ended October 31, 2009. This increase to gross margin was attributable to a 170 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up as compared to the thirty-nine weeks ended October 31, 2009.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 23.3%, or $22.5 million, to $118.7 million in the thirty-nine weeks ended October 30, 2010 from $96.2 million for the thirty-nine weeks ended October 31, 2009. As a percentage of net sales, selling, general and administrative expense increased to 26.7% in the thirty-nine weeks ended October 30, 2010 from 26.0% in the thirty-nine weeks ended October 31, 2009. During the thirty-nine weeks ended October 30, 2010, we incurred $2.6 million in public company expenses, which includes $0.6 million for the Company’s secondary offering completed in the first quarter of 2010 and share-based compensation expense of $1.6 million. During the thirty-nine weeks ended October 31, 2009, we incurred $0.2 million in share-based expense and an immaterial amount of public company expenses. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have decreased 10 basis points in the thirty-nine weeks ended October 30, 2010.
Store operating expenses increased by $14.5 million primarily resulting from the operation of 628 stores as of October 30, 2010 compared to the operation of 534 stores as of October 31, 2009. As a percentage of net sales, store operating expenses increased to 19.2% in the thirty-nine weeks ended October 30, 2010 from 19.1% in the thirty-nine weeks ended October 31, 2009.
Administrative and general expenses increased as a percentage of net sales to 7.5% for the thirty-nine weeks ended October 30, 2010 as compared to 6.9% in the thirty-nine weeks ended October 31, 2009 due primarily to the incremental public company and share-based compensation expenses incurred during the thirty-nine weeks ended October 30, 2010 as discussed above. Excluding the impact of the incremental public company and share-based compensation expenses, administrative and general expenses as a percentage of net sales, would have decreased to 6.6% in the thirty-nine weeks ended October 30, 2010 as compared to 6.8% in the thirty-nine weeks ended October 31, 2009.
Depreciation and Amortization Expense
Depreciation and amortization expense increased as a percentage of net sales to 3.6% for the thirty-nine weeks ended October 30, 2010 compared to 3.3% for the thirty-nine weeks ended October 31, 2009, or $3.7 million. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2010.
Interest Expense, Net
Interest expense, net decreased to $0.2 million for the thirty-nine weeks ended October 30, 2010 as a result of the Company having no borrowings under the senior secured credit facility during the thirty-nine weeks ended October 30, 2010.
Provision for Income Taxes
The increase in the provision for income taxes of $3.4 million in the thirty-nine weeks ended October 30, 2010 from the thirty-nine weeks ended October 31, 2009 was due primarily to the $8.4 million increase in pre-tax income. The effective tax rates were 39.6% and 39.5% for the thirty-nine weeks ended October 30, 2010 and the thirty-nine weeks ended October 31, 2009, respectively. The higher effective income tax rate was principally due to the non-deductibility of expenses related to the Company’s secondary offering of common stock completed in March. The non-deductibility of these expenses increased the effective tax rate by approximately 0.6% for the year-to-date 2010 period. The impact of this item was recorded as a discrete event for the thirteen weeks ended May 1, 2010. This item was principally offset by the completion of a state income tax audit during the second quarter of 2010 and a lower forecasted annual effective state income rate for fiscal year 2010 as compared to fiscal year 2009.
Net Income
Net income increased 35.4%, or $5.1 million, to $19.4 million for the thirty-nine weeks ended October 30, 2010 from $14.3 million for the thirty-nine weeks ended October 31, 2009. This increase was due to the factors discussed above.
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
As of October 30, 2010, we had cash and cash equivalents totaling $18.7 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at October 30, 2010 decreased by $8.1 million from $26.8 million at January 30, 2010. Components of this change in cash for the thirty-nine weeks ended October 30, 2010, as well as for change in cash for the thirty-nine weeks ended October 31, 2009, are provided below in more detail.
A summary of operating, investing and financing activities are shown in the following table:

	Thirty-nine weeks ended
	October 30,	October 31,
	2010	2009
	(in thousands)
Provided by operating activities	$22,988	$25,511
Used for investing activities	(32,398)	(26,499)
Provided by financing activities	1,355	1,707

(Decrease) increase in cash and cash equivalents	$(8,055)	$719

Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirty-nine weeks ended
	October 30,	October 31,
	2010	2009
	(in thousands)
Net income	$19,355	$14,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,033	12,261
Deferred taxes	(2,216)	893
Share-based compensation	1,573	193
Merchandise inventory	(40,554)	(20,344)
Accounts payable	24,627	13,528
Other working capital components	4,910	4,527
All other	(740)	158

Net cash provided by operating activities	$22,988	$25,511

Net cash provided by operating activities was $23.0 million and $25.5 million for the thirty-nine weeks ended October 30, 2010 and the thirty-nine weeks ended October 31, 2009, respectively. The decrease of $2.5 million in the thirty-nine weeks ended October 30, 2010 as compared to the thirty-nine weeks ended October 31, 2009 was primarily due to an increase in merchandise inventory ($20.2 million) and a decrease in the net deferred tax liability ($3.1 million). These cash outflows were principally offset by an increase in net income ($5.1 million), increased share-based compensation expense ($1.4 million), an increase in accounts payable ($11.1 million) and higher non-cash depreciation and amortization ($3.8 million) expense.
Investing Activities
Investing activities consist entirely of capital expenditures for new and converted stores, as well as investment in information technology and our distribution facility enhancements.

	Thirty-nine weeks ended
	October 30,	October 31,
	2010	2009
	(in thousands)
Capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment	$(19,948)	$(19,097)
Tenant allowances	(12,450)	(7,402)

Capital expenditures	$(32,398)	$(26,499)

For the thirty-nine weeks ended October 30, 2010 capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment increased $0.9 million as compared to the thirty-nine weeks ended October 31, 2009. During the thirty-nine weeks ended October 30, 2010, we opened 95 new stores and converted 31 existing stores as compared to 85 new stores and 25 store conversions in the thirty-nine weeks ended October 31, 2009, respectively. Capital expenditures for the new stores and conversions of existing stores increased $3.4 million to $13.3 million during the thirty-nine weeks ended October 30, 2010 as compared to $9.9 million in the comparable prior year period. Additionally, the capital expenditures for store fixtures increased $1.4 million during the thirty-nine weeks ended October 30, 2010 as compared to the twenty-six weeks ended October 31, 2009. These increases were offset by lower capital expenditures for the distribution center of $2.2 million and for information technology of $1.9 million versus the comparable prior year period.

Financing Activities
Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share-based award activities, along with net borrowings under our credit facilities in the comparable prior year period.

	Thirty-nine weeks ended
	October 30,	October 31,
	2010	2009
	(in thousands)
Net borrowings under revolver	$—	$1,700
Proceeds from stock options exercised	345	7
Excess tax benefits from stock-based award activities	1,010	—

Net cash provided by financing activities	$1,355	$1,707

Net cash of $1.4 million was provided by financing activities in the thirty-nine weeks ended October 30, 2010, which was primarily utilized to fund general corporate activities in the current fiscal year.
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
Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00%, set quarterly depending upon average net availability under our senior secured credit facility during the previous quarter. The weighted-average interest rate under our senior secured credit facility for the thirty-nine weeks ended October 30, 2010 and the thirty-nine weeks ended October 31, 2009 was 0% and 2.51%, respectively. We had $85.0 million and $38.8 million of availability under our senior secured credit facility as of October 30, 2010 and October 31, 2009, respectively, excluding our option to expand the facility.
Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of October 30, 2010 and expect to remain in compliance for the next twelve months.
We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of tenant allowances to total approximately $27 to $29 million in fiscal year 2010.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

rue21, inc.
Date: December 8, 2010	By	/s/ Robert Fisch
Robert Fisch
Chairman and Chief Executive Officer

Date: December 8, 2010	By	/s/ Keith McDonough
Keith McDonough
Senior Vice President and Chief Financial Officer