Form 10-K
period 2011-01-29
rue21, inc.
filed 2011-03-29
CIK 1471458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-34536
rue21, inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	25-1311645 (I.R.S. Employer Identification No.)
800 Commonwealth Drive Suite 100 Warrendale, Pennsylvania (Address of principal executive offices)	15086 (Zip Code)

Registrant’s telephone number, including area code:
(724) 776-9780
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share (Title of class)	The NASDAQ Global Select Market (Name of each exchange where registered)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2010 was $458,727,450.

The number of shares of the registrant’s common stock outstanding as of March 15, 2011 was 24,384,507.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2011 (hereinafter referred to as the “2011 Proxy Statement”) are incorporated by reference into Part III.

Special Note on Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. The information contained in forward-looking statements is subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our failure to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	our failure to successfully execute our growth strategy, due to delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•	risks and challenges in connection with sourcing merchandise from third party domestic and foreign vendors, including the risk that current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs; and

•	our failure to maintain effective internal controls.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (SEC) filings and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

rue21, inc.
2010 ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business.

Our Company

rue21, inc. (rue21) was originally incorporated in Pennsylvania in October 1976. We changed our name to rue21, inc. in May 2003 and reincorporated in Delaware on October 30, 2009. rue21 is a fast growing specialty apparel retailer offering the newest fashion trends to girls and guys at value prices. At the end of fiscal year 2010, we operated 638 stores in 44 states. Our merchandise is designed to appeal to 11 to 17 year olds who aspire to be “21” and adults who want to look and feel “21”. We react quickly to market trends and our daily shipments ensure there is always new merchandise for our customers to discover. In addition, we offer our own brands, such as rue21 etc!, Carbon, and tarea, to create merchandise excitement and differentiation in our stores. The energy in our stores and our focus on customer service, combined with our great value products, keep our customers returning to us. Through viral marketing and our interactive website, we continue to build a rueCommunity with a loyal customer base that will drive our growth into the future. The company and customer culture we have created invokes only one simple thought in the minds of most... Do you rue? I do!

We pursue a three-pronged strategy that focuses on diversification and growth. The key elements of our strategy are:

•	Diversified Product — girls, guys, rue21 etc! We offer a broad range of girls and guys apparel, and accessories, including footwear, jewelry and fragrances.

•	Flexible Real Estate — strip centers, regional malls, outlet centers. As of January 29, 2011 approximately 52% of our 638 stores were located in strip centers, 31% in regional malls and 17% in outlet centers.

•	Balanced Growth — new stores, store conversions, comparable store sales. We drive sales growth through opening new stores, converting existing stores into our new, larger rue21 etc! layout, and increasing our comparable store sales.

Our Competitive Strengths

We attribute our success as a specialty apparel retailer to the following competitive strengths:

•	Compelling “fashion meets value” proposition. We offer the newest fashion to girls and guys at prices lower than many other similar apparel retailers. Our broad product assortment, ranging from apparel to accessories to footwear, enables our customers to create a complete look. In addition, we provide our customers with a distinctive shopping experience in a fun-to-shop environment, further enhancing our branded value proposition.

•	Flexible, fast-fashion business model. Our merchandising model allows us to quickly identify and respond to trends and bring proven concepts and styles to our stores. Our sourcing model is designed to achieve lower cost, faster turnaround and lower inventory levels. Our vendor network consists of domestic importers and domestic suppliers. Our collaborative relationship with our vendors allows us to test small quantities of new products in select stores before broadly distributing them to our stores which, in turn, reduces markdown risk. By carrying the newest styles and regularly updating our floor sets, we provide our customers with a reason to frequently shop our stores.

•	Attractive new store economics. We operate a proven and efficient store model that delivers strong cash flow. Not only do our stores provide a distinctive shopping experience and compelling merchandise assortment, but with low store build-out costs, competitive lease terms and a low-cost operating model, our stores also generate a strong return on store investment. All of our new stores feature our rue21 etc! store-in-store layout, showcasing an expanded accessories offering.

•	Distinct company and customer culture. We have a strong core culture that emanates from our employees, many of whom are high school and college students who live in the community and are rue21 customers. Through our viral marketing efforts and the support of our online rueCommunity, we bring the rue21 culture to our customer base. We believe our culture enables us to connect to our employees and customers, differentiate our in-store shopping experience and ultimately strengthen our brand image and drive customer loyalty.

•	Strong and experienced management team. Our senior management team has extensive experience across a broad range of disciplines in the specialty retail industry, including merchandising, real estate, supply chain and finance. Bob Fisch, our President and Chief Executive Officer, has more than 30 years of experience in the apparel industry. Since being named President and Chief Executive Officer, the company has experienced consistent growth in net sales and income from operations.

Our Growth Strategy

We believe we are positioned to take advantage of significant opportunities to increase net sales and net income. We continue to invest significant capital to build the infrastructure necessary to support our growth. This includes investments in new planning and allocation systems designed to drive sales and improve merchandise margins, as well as the continued implementation of supply chain initiatives that will increase our ability to efficiently distribute merchandise to our stores. Key elements of our growth strategy include:

•	Increase Square Footage. We intend to drive our square footage growth by opening new stores and converting existing stores to our larger rue21 etc! layout. Following a disciplined real estate strategy, we have increased our geographic presence by opening 105 new retail stores in fiscal 2010. We operated 638 locations as of January 29, 2011, and believe there is significant opportunity to expand to over 1,000 stores.

Most of our new stores will be opened in strip centers and regional malls in small- and middle-market communities. In addition, we plan to continue to convert our existing stores into our larger rue21 etc! layout, which averages approximately 5,000 square feet. This store layout allows us to offer an increased proportion of higher margin categories, such as accessories, intimate apparel, footwear and fragrances. As of January 29, 2011, more than 70% of our store base was in the rue21 etc! layout. We converted 31 stores to the rue21 etc! layout in fiscal year 2010 and plan to convert 35 stores in fiscal year 2011. Historically, these conversions result in increased store profitability and generate return on investment in excess of 30% over a twelve-month period.

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by increasing the penetration of our diversified product categories, increasing our rue21 brand awareness, continuing to provide our distinctive store experience and converting existing stores to our larger rue21 etc! layout. We believe that our fashionable merchandise selections and affordable prices create more shopping excitement for our customers, increase our brand loyalty and drive sales. We believe significant opportunities exist to grow our higher margin accessories and footwear categories, both of which have been recent drivers of comparable store sales growth. We also believe that our ability to quickly and consistently introduce the newest fashions into our stores keeps our shopping experience fresh and exciting and drives repeat customer visits.

•	Improve Profit Margins. We believe we have the opportunity to drive margin expansion through scale efficiencies, implementation of advanced planning and allocation systems and business processes, continued cost discipline and changes in merchandise mix. We believe our strong expected store growth will permit us to take advantage of economies of scale in sourcing and to leverage our existing infrastructure, corporate overhead and fixed costs. We are focused on increasing efficiencies in our supply chain and distribution systems to achieve better product flow and a leaner inventory position. We believe the expansion of our higher margin categories, such as accessories and footwear, will increase our overall margins over time.

Our Stores

As of January 29, 2011, we operated 638 stores in 44 states throughout the United States. Our stores are located in strip centers, regional malls and outlet centers.

We have an ongoing strategy to convert our existing store base into the larger rue21 etc! layout. As a result, we have worked with our landlords to either convert or relocate our existing stores to attractively priced new locations, either in the same shopping center or in shopping centers in close proximity to the existing store, that would allow us to prominently showcase all of our product lines in a compelling store layout. In fiscal year 2010, we converted 31 stores to our rue21 etc! layout, which features expanded accessories categories.

Store Locations

The following store list shows the number of stores operated in each state as of January 29, 2011:

Total Number
State	of Stores

Alabama	28
Arizona	16
Arkansas	10
California	23
Colorado	7
Connecticut	1
Delaware	1
Florida	26
Georgia	45
Idaho	2
Illinois	18
Indiana	16
Iowa	8
Kansas	6
Kentucky	13
Louisiana	23
Maine	1
Maryland	6
Massachusetts	7
Michigan	17
Minnesota	5
Mississippi	21
Missouri	16
Nebraska	3
Nevada	5
New Hampshire	2
New Jersey	5
New Mexico	8
New York	14
North Carolina	40
Ohio	20
Oklahoma	17
Oregon	7
Pennsylvania	27
South Carolina	18
Tennessee	27
Texas	73
Utah	13
Vermont	2
Virginia	16
Washington	8

Total Number
State	of Stores

West Virginia	8
Wisconsin	8
Wyoming	1

Total	638

See Note 1 to the Consolidated Financial Statements for certain geographic information, which is incorporated herein by reference.

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

In fiscal year 2010, we opened 105 new stores. We plan to open a total of 110 stores in fiscal year 2011. We expect our store base to grow from 638 stores today to more than 1,000 stores. Our new store strategy is primarily focused on expanding our strip center presence. We also see an opportunity to increase our footprint within regional malls and to a more limited extent in outlet centers.

Converting existing stores to our larger rue21 etc! layout remains central to our growth strategy. As of January 29, 2011, 449 of our 638 stores were in the rue21 etc! layout. We have plans to continue to convert additional stores within the next five years to the larger rue 21 etc! layout as opportunities to do so become available. In fiscal year 2011, we have plans to convert 35 stores to the rue21 etc! layout. The table below highlights certain information regarding our new stores opened and existing stores converted to the rue21 etc! layout as of the fiscal year end for each of the years indicated below:

	2010	2009	2008

Stores at beginning of period	535	449	352
Stores opened during period(1)	105	88	99
Stores closed during period	(2)	(2)	(2)

Stores at end of period	638	535	449
Store conversions during the period	31	26	21

(1)	Stores opened during period do not include existing stores that have been converted.

rueCulture and rueCommunity

A key component to our ongoing success has been our ability to preserve and continue to build our deep rooted corporate and customer culture. The passion and commitment fostered by rueCulture enables us to connect with our employees and customers, to differentiate our customers’ shopping experience and to ultimately drive our growth and profitability.

Customer Connection

We create a fun and exciting fashion destination for our customers both in the store, through our themed dressing rooms and our top-40 music selection, and on the internet via our website, the rueCommunity blog and other social networking sites such as Facebook, Twitter and YouTube. We consult a panel of teen advisors who regularly provide us with feedback on products and trends. By carrying the newest styles and regularly updating floor sets, we encourage our customers to shop our stores frequently. Our store associates share the rue21 excitement and deliver a memorable, high energy in-store experience to our customers. Our stores have become a community destination of choice where customers can meet and socialize with friends.

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

Our Products and Brands

We offer a complete assortment of fashion apparel and accessories for girls and guys, including graphic t-shirts, denim, dresses, shirts, hoodies, belts, jewelry, handbags, footwear, intimate apparel and other accessories. We seek to identify the most current fashion trends in the market and utilize our product and sourcing teams to quickly introduce these fashions to our stores. All our brands are sold exclusively through our own stores. Our apparel and accessory brands include rue21 (Girls apparel), rue21 etc! (Girls accessories), tarea by rue21 (Girls intimate apparel), Carbon and CJ Black (Guys apparel), rue Kicks (Girls and Guys footwear), and Carbon Elements (Guys accessories). In addition, we sell our own line of fragrances under names of rue by rue21, revert eco rue21, CJ Black, sparkle rue21, Pink Ice by rue21, MetroBlack rue21, tarea by rue21, and twentyone black rue21. Our strategy is to price our fashion merchandise lower than most other similar apparel retailers, with most of our products priced below $35.00. The prices for each of our products typically range from $7.99 to $39.99 for our girls and guys apparel, $1.99 to $29.99 for our accessories, $12.99 to $39.99 for our footwear and $9.99 for our fragrances.

The table below indicates our product mix as a percentage of our net sales derived from our product categories, based on our internal merchandising system, as of the fiscal year end for each of the years indicated below:

	Fiscal Year
	2010	2009	2008

Girls
Apparel	55.9%	56.7%	58.3%
Accessories	25.7%	24.3%	23.5%
Guys Apparel and Accessories	18.4%	19.0%	18.2%

Total	100.0%	100.0%	100.0%

We believe that we have an opportunity to increase sales in our accessories and intimate apparel categories. Our product mix may change based on the growth rate of each product category, although an increase in net sales in one of our product categories may not necessarily decrease net sales in our other product categories. Our diversified product assortment allows us to benefit from increased sales in all categories.

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

Although all of our vendors are based in the United States, the majority source our products from overseas. Our vendors are responsible for importing products. We do not directly import any of our merchandise. A small portion of our merchandise is manufactured domestically. This maximizes our speed to market on key fashion items.

Our vendors are required to sign our vendor agreement that incorporates a comprehensive vendor compliance manual, which is updated regularly. The vendor compliance manual details our packing, shipping and production requirements, as well as our legal requirements, professional and ethical standards and payment terms. We typically transact business on an order-by-order basis. Each purchase order also incorporates and references the requirements, standards and terms described in the preceding sentence. The purchase orders, vendor agreement and vendor compliance manual all are designed to ensure that our vendors operate in compliance with all applicable rules and regulations, including labor, customs and consumer protection laws. We do not control or audit the vendors that produce the merchandise we sell. We do reserve the right to conduct random testing of products and use a third party resource to conduct such random testing on designated categories of items to further address our concern for customer safety.

Our national freight consolidator ships to our distribution facility in Weirton, West Virginia from both the west coast and east coast.

Marketing and Advertising

We believe that girls and guys rely heavily on the opinions of their peers, often expressed through social media, websites and blogs, to determine whether a retailer is relevant to them. As a result, we do not depend on conventional advertising, but instead employ a viral approach to marketing that is designed to capture the interest of our customers and drive them into our stores. For example, product knowledge, trend statements and fashion blogs are posted daily through Facebook, Twitter and YouTube. Our rue21.com website reinforces our brand image and allows us to reach our customers in a fun and interactive environment. Website promotions and contests are an added incentive to motivate teens to share their voice. In addition, email campaigning is used to send “e-blasts” on a regular basis to customers who have provided their email addresses to us though our website or in-store collection processes. The “e-blasts” highlight key trends, new products and promotional events to drive our customer back to our stores.

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

Our coupon programs encourage repeat business from our customers. We have built an extensive coupon program, which is strategically planned during select time periods of the year to maximize sales, traffic and customer loyalty. During an event, coupons are distributed in stores to our customers to generate repeat traffic and to provide us with information as to customer spending, shopping patterns and habits. Hiring the right people is a brand building tool in and of itself. We seek to hire a diverse, energetic, enthusiastic, trendy, passionate and knowledgeable group of individuals to be a part of our team. We promote individuality by welcoming diversity, keeping an open mind, and valuing different points of view.

Distribution

We distribute all of our merchandise from an 189,600 square foot distribution and office facility located in Weirton, West Virginia. Substantially all merchandise arrives at our distribution facility pre-ticketed by our vendors, which allows for a quick turn around time and reduced internal labor. In general, the merchandise is received, sorted by stock keeping unit, or SKU, based upon class, vendor and style, and packed in to shipments for each store based on a predetermined allocation plan. The distribution facility then uses an automated sorting system for separating shipments by store. Merchandise is shipped to our stores daily via a third-party delivery service to ensure a steady flow of new products to our stores. We enhanced our packing operations in 2009 and have the packing capacity to support 1,300 stores. We continue to pursue several supply chain initiatives that will allow us to support our growing store base without sacrificing efficiencies, including a planned expansion of the current distribution facility footprint to 360,000 square feet.

Management Information Systems

Our management information systems provide a full range of business process support and information to our store, merchandising, financial and real estate business teams. We believe the combination of our business processes and systems provide us with improved operational efficiencies, scalability, increased management control and timely reporting that allow us to identify and respond to trends in our business. See “Risk Factors — We rely significantly on information systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to effectively operate our business.”

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

The junior and young men’s specialty apparel landscape is highly competitive in large markets, which we define as communities with populations in excess of 200,000 people. We believe we are able to operate successfully in these markets given our distinctive combination of fashion and value. In large markets, we tend to position ourselves adjacent to other value retailers in strip centers or outlet centers, providing the possibility of significant customer traffic and increased potential for sales.

Intellectual Property

We have registered numerous trademarks, trade names and logos with the United States Patent and Trademark Office, including rue21 and rue21 etc!, Carbon, Carbon Black, the CJ logo design, rue Kicks and tarea by rue21. We also own trademark registrations for the names of our fragrances, including rue by rue21, revert eco rue21, CJ Black rue21, sparkle rue21, Metro Black rue21, Pink Ice by rue21, Carbon elements and twentyone black. These trademarks are renewable indefinitely, as long as they are still in use and their registrations are properly maintained. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans. In addition we own domain names, including www.rue21.com, for our primary trademarks and own unregistered copyright rights in our website content. We also rely on a variety of intellectual property rights that we license from third parties. We expect to continually grow our merchandise assortment and strengthen our brands, and we will continue to file new applications as appropriate to protect our intellectual property rights.

Regulation and Legislation

We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and/or govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance

We use a combination of insurance and self-insurance to protect ourselves against risks inherent in our business, including workers’ compensation, general liability, automobile liability, and employee-related health care benefits, a portion of which is paid by the employees. We believe that we have adequately reserved for our self-

insurance liability. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees

As of January 29, 2011, we had 7,243 employees of which 5,295 were part-time employees. Of this total number, 228 employees were based at our corporate headquarters, 144 employees were employed at our distribution facility, 90 regional and district managers were employed in the field, 2,424 managers and assistant managers and 4,357 sales associates were located in our stores. None of our employees is represented by a union and we have had no labor-related work stoppages. Our rueCulture emphasizes teamwork and the belief that everyone can make a difference. The value we place on our employees is one of the keys to our success, and as a result we believe our relationship with our employees is strong.

Seasonality

Our business is seasonal and, historically, we have realized a higher portion of our net sales, net income and operating cash flows during the back-to-school and holiday selling seasons. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the back-to-school selling season. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.rue21.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

Our Code of Business Conduct and Ethics (the “Code”) and Board of Directors Committee Charters (for each of our Audit, Compensation and Corporate Governance and Nominating Committees) are also available on our website. The Committee Charters and the Code can be found at www.rue21.com, under the “Investor Relations, Corporate Governance” tab. Any amendments and waivers to the Code will also be available on our website.

All of these documents are available in print to any stockholder who requests them via our website or by writing to rue21, inc., c/o Vice President and General Counsel, 800 Commonwealth Dr., Suite 100, Warrendale, PA 15086.

The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov. The public may obtain information on the operation of the SEC’s Public Reference room by calling the SEC at 1-800-SEC-0330.

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

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue our growth strategy of opening new stores for the foreseeable future, and our future operating results will depend largely upon our ability to successfully open and operate a significant number of new stores each year in a timely and cost-effective manner, and to profitably manage a significantly larger business. We believe there is a significant opportunity to expand our store base from 638 locations as of January 29, 2011 to more than 1,000 stores. In fiscal year 2011, we plan to open 110 new stores, and convert 35 stores.

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

Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. This growth may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders in connection with such growth. In addition, increased orders may negatively impact our approach of generally striving to minimize the time from purchase order to product delivery, and may increase our markdown risk. If we do not make the necessary capital or other expenditures necessary to accommodate our future growth, we may not be successful in our growth strategy. We may be unable to anticipate all of the demands that our expanding operations will impose on our business, personnel, systems and controls and procedures, and our failure to appropriately address such demands could have a material adverse effect on us.

Our business depends in part on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract a sufficient number of customers to our stores or sell sufficient quantities of our products.

We believe that the brand image we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store promotions and employee training, and these investments may not be successful. Moreover, we do not utilize some of the advertising and marketing media used by some of our competitors, including advertising through the use of newspapers, magazines, billboards, television and radio. We believe our customers are influenced by word-of-mouth and social media marketing when deciding where to shop. As a result, we employ a viral approach to marketing that is designed to capture the interest of our customers and drive them into our stores. For example, we offer promotions and contests through our website, we provide product knowledge, trend statements and fashion blogs through Facebook, Twitter and YouTube and we send regular “e-blasts” to customers to highlight key trends, new products and promotional events.

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

As of January 29, 2011, our 638 stores are located in 609 cities in 44 states. A primary component of our strategy involves expanding into new geographic markets. As we expand into new geographic markets, we may be unable to develop, and consumers in these markets may not accept, our brand without significant additional expenditures or at all. Maintaining and enhancing our brand image will depend largely on our ability to offer a differentiated in-store experience to our customers and to continue to provide high quality products, which we may not continue to do successfully. In addition, our brand image may also be adversely affected if our public image or reputation is tarnished by negative publicity. The strength of our brand image is also dependent on our ability to successfully market our brand and product offerings to our customer demographic. To the extent the store and merchandise preferences of these customers change, the popularity of our brand may decline and our business may suffer.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the recent past. Although we have sustained net sales growth since fiscal year 2005, our quarter-to-quarter comparable store sales have ranged from a decrease of 8.1% to an increase of 14.2%. In the past, we have experienced strong comparable store sales, which we may not be able to sustain. If our future comparable store sales decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, the success of our multi-channel marketing programs, the timing and level of markdowns and weather conditions. In addition, many retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods and our expectations, which could harm our business and result in a decline in the price of our common stock.

Our current merchandise planning and allocation strategies may not improve sales and merchandise margins.

We currently have several planning and allocation strategies planned to improve sales and merchandise margins. There is no guarantee that the shift to new business processes will result in higher sales in our stores or improved margins for our business as a whole. Moreover, implementation of these strategies could increase costs and place a strain on our management, operational resources, and information systems. The failure of our planning and allocation strategies to improve sales and merchandise margins could have a material adverse impact on our business or our stock price.

Our business is sensitive to global, national and regional consumer spending and economic conditions.

Consumer purchases of discretionary retail items and specialty retail products, including our products, may be affected by economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence in future economic conditions. A general decline in consumer sentiment may occur due to national and regional economic conditions, resulting in a general decrease in discretionary purchases. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as Texas, North Carolina or Georgia. Current economic conditions and a future slowdown in the economy could further adversely affect strip center and regional mall traffic and new strip center and regional mall development and could materially adversely affect us and our growth plans.

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

We face competition in the specialty retail industry. We compete on the basis of a combination of factors, including among other things, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. We face competition from major specialty apparel retailers that offer their own private label assortment, including Aéropostale, American Eagle Outfitters, Charlotte Russe, Forever 21, the Gap, J. Crew, Metropark, Old Navy and Wet Seal, as well as national off-price apparel chains such as TJX Companies, Burlington Coat Factory, and Ross Stores. We also face competition from department stores such as Dillard’s, and JC Penney, and large value retailers such as Walmart, Target and Kohl’s. We also compete against local off-price and specialty retail stores, regional retail chains, web-based retail stores and other direct retailers that engage in the retail sale of junior and young men’s apparel, accessories, footwear and similar merchandise, which offer a variety of products, including apparel, for the value-conscious consumer. The competitive landscape we face, particularly among specialty retailers, is subject to rapid change which can affect customer preferences.

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

We believe that we have benefited substantially from the leadership and experience of our key personnel, including our President and Chief Executive Officer, Robert N. Fisch, and our Senior Vice President and General Merchandise Manager, Kim A. Reynolds. The loss of the services of any of our key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. Only our President and Chief Executive Officer is subject to non-compete obligations at the present time. In addition, except for our President and Chief Executive Officer and employees subject to stock option award agreements, our employees are not subject to non-solicitation obligations. Moreover, we do not have employment agreements with any of our employees and we do not maintain “key man” or “key woman” insurance policies on the lives of these individuals, except for our President and Chief Executive Officer. As a result, their employment may be terminated by us or them at any time. We may consider entering into employment agreements or other long-term incentive programs with certain members of senior management. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We are also currently in search of qualified and experienced individuals to fill open senior management positions. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

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

We have grown rapidly, with our net sales increasing from $225.6 million for fiscal year 2006 to $634.7 million for fiscal year 2010. During fiscal year 2010, capital expenditures, net of tenant allowances, were $25.5 million, of which $11.9 million was related to the 105 new stores we opened during fiscal year 2010. In addition, we spent approximately $7.5 million to convert our existing stores during fiscal year 2010. We plan to continue our growth and expansion, including opening a significant number of additional stores, as well as converting existing stores.

Our plans to expand our store base may not be successful and the implementation of these plans may not result in expected increases in our net sales even though they increase our costs.

To support our expanding business and execute our growth strategy, we will need significant amounts of cash from operations, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, further invest in our infrastructure and facilities, and pay for the increased costs associated with operating as a public company. In particular, payments under the operating leases associated with our stores and our distribution facility account for a significant portion of our operating expenses.

We primarily depend on cash flow from operations and our senior secured credit facility to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities or we experience working capital leverage deterioration, and sufficient funds are not otherwise available to us under our senior secured credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to run and expand our business or to respond to competitive pressures would be limited and we could be required to delay, significantly curtail or eliminate planned store openings or operations or other elements of our growth strategy.

We have many important vendor relationships and our ability to obtain merchandise at competitive prices could suffer as a result of any deterioration or change in those relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. We instead purchase all of our merchandise from third-party vendors. Over the last twelve months, we sourced a majority of our merchandise from our various merchandise vendors, with no single vendor accounting for more than 7% of our merchandise. Our financial performance depends in large part on our ability to purchase desired merchandise in sufficient quantities at competitive prices from these and other vendors. In some cases, we obtain exclusive use of select products from our vendors for a period of time. Moreover, from time to time, some of our vendors allow us to return certain merchandise purchased from them with their prior consent. We are also typically able to return merchandise that does not meet our preset specifications. However, we generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons. The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

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

Continued challenging macroeconomic conditions and rising raw material costs, such as the price of cotton, could negatively impact our vendors, which, in turn, could have an adverse impact on our business. Some of our vendors are small and specialized with limited resources, production capacities and operating histories. Rising costs of raw materials, fuel, or labor shortages could cause our vendors to slow or cease shipments or require or condition their sale of merchandise on more stringent payment terms. If this were to occur it could impair our ability to obtain desired merchandise in sufficient quantities.

There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. Any inability to acquire suitable merchandise in sufficient quantities and at acceptable prices, in particular exclusive merchandise, due to the loss of or deterioration or change in our relationship with one or more key vendors, or events harmful to our vendors, may materially adversely affect us.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We do not own any real estate. Instead, we lease all of our store locations, our corporate headquarters in Warrendale, Pennsylvania and our distribution facility in Weirton, West Virginia. We lease our distribution facility from the State of West Virginia under a lease that expires in 2012, with one five-year renewal option. We are currently negotiating with the State of West Virginia to develop adjacent land and expand our distribution facility in 2011, and we plan to enter into a new lease that incorporates the expanded square footage. Although we feel we have appropriate expansion plans, if we do not successfully negotiate and execute a new lease, our distribution facility may not be able to support our business demands in the future, and we could incur higher costs and longer lead times if we are forced to locate a new distribution facility.

We typically occupy our stores under operating leases with terms of five to ten years, generally with additional five-year renewal options. We have been able to negotiate favorable rental rates over the last year due in part to the state of the economy and high vacancy rates within some shopping centers; however, there is no guarantee that we will be able to continue to negotiate such favorable terms, and this could cause our occupancy rates to be higher in future years or may force us to close stores in desirable locations. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the strip center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Most of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under the lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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

Any of these consequences could place us at a disadvantage with respect to our competitors. We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these expenses and needs, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

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

Accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease related expenses on our statement of operations and cash flows. This and other future changes to accounting rules or regulations or the questioning of current accounting practices in regard to leases may materially impact the presentation of our results of operations.

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

Our net sales are typically disproportionately higher in the second through the fourth fiscal quarters due to increased net sales during the back-to-school and winter holiday seasons. Net sales during these periods cannot be used as an accurate indicator of annual results. Likewise, as is the case with many retailers of apparel, accessories and gifts, we typically experience lower net sales in the first fiscal quarter relative to other quarters. Any significant decrease in net sales during the back-to-school or winter holiday seasons would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than is generated by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, we may experience variability in net sales as a result of a variety of other factors, including the timing of new store openings, store events, promotions or other marketing activities, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

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

Although we recently implemented upgrades of our distribution facility’s packing operations, we intend to expand the footprint of our existing distribution facility in 2011 to support our storage growth needs. We will need to continue to evaluate the ability of a single facility to support our growing business operations which may require us to secure additional favorable real estate or may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to provide adequate order fulfillment and secure additional distribution capacity when necessary could impede our growth plans, and the further increase of this capacity would increase our costs.

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

We depend on information systems to manage our operations. Our information systems consist of a full range of retail, financial, and merchandise systems, including our Island Pacific Inc., or Island Pacific, enterprise resource planning system and Epicor Software Corporation, or Epicor, including its Customer Relationship Management and store point-of-sale, or POS, system. See “Business — Management Information Systems.” We continue to make investments to upgrade, enhance, or replace our systems in order to support our growth and increase efficiencies and profitability. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems, could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Such events may have a material adverse effect on us.

System security risk issues could disrupt our internal operations or information technology services, and any such disruption could harm our net sales, increase our expenses, and harm our reputation and stock price.

We expend considerable time and technological resources to secure our computer systems and technology. However despite our best efforts, security breaches, such as unauthorized access or computer viruses, may occur that could cause disruptions or system shutdowns. We collect and store customer information for limited marketing purposes. Currently, we may request customer zip codes to assist in site selection or place customers on email distribution lists at their request. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties, including that of Island Pacific or Epicor, may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided by Island Pacific or Epicor, could be significant, and such efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

So long as we purchase merchandise from domestic vendors who source products overseas, any event causing a sudden disruption of manufacturing or imports from Asia, Central America or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia, Central America or elsewhere. We compete with other companies for production facilities and import quota capacity.

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

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. We cannot predict or determine the ultimate outcome of any legal or administrative proceedings to which we are now subject or may become subject in the future or quantify the loss, expense or other amounts attributable to any such matter. The resolution of any legal claims and administrative proceedings, if unfavorable, could have a material adverse affect on our business and results of operations.

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

We are not aware of any claims of infringement upon or challenges to our right to use any of our brand names or trademarks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks or proprietary rights of others. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or claim that we are infringing on their proprietary rights, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, upon registration of our marks internationally, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

Although we have begun to register our trademarks in some foreign countries, international protection of our brand image and the use of these marks could be limited. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors source our merchandise. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may be possible for others to enjoin the manufacture, sale or exportation of our branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

Failure to comply with regulatory requirements could negatively impact our business.

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the Securities Exchange Act of 1934, Payment Card Industry Data Security Standards (PCI/DSS) and the NASDAQ stock market rules. Failure to comply with such laws and regulations could have a material adverse impact on our financial condition or the price of our common stock.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and our largest stockholder own, in the aggregate, approximately 38.7% of our outstanding common stock and will own options that will enable them to own, in the aggregate, approximately 40.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and will have significant influence over our management and policies. Two of the seven members of our board of directors are principals of Apax Partners. Funds advised by Apax Partners can take actions that have the effect of delaying a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power among funds advised by Apax Partners may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with your interests as a stockholder.

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

Shares of our common stock were sold in our initial public offering in November 2009 at a price of $19.00 per share, and our common stock has subsequently traded as high as $37.63 during the period from our initial public offering to January 29, 2011. There can be no assurance that the market price of our common stock will not continue to fluctuate The market price of our common stock may fluctuate substantially in response to a number of factors, most of which we cannot control.

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

We do not own any real property. Our principal executive office is located in Warrendale, Pennsylvania and is leased under a lease agreement expiring in 2017, with an option to renew for an additional five-year term. The 60,633 square foot space includes two state-of-the-art simulated stores that provide a forum for planning, visual and marketing concepts prior to their execution in our stores. We are undergoing an expansion of our executive offices to support our growth, and will be adding approximately an additional 23,000 square feet by the end of 2011.

Our 189,600 square foot distribution facility is located in Weirton, West Virginia. Our distribution facility is leased under a lease agreement expiring in 2012, with an option to renew for an additional five-year term. We are re-

negotiating the lease agreement for our distribution facility in order to account for an expansion in 2011 that will provide us with an additional 180,000 square feet for storage space, additional receiving docks, and improved truck circulation. This will enable the distribution facility to better support our store expansion and inventory distribution strategies.

As of January 29, 2011, we operated 638 stores in 609 cities in 44 states. All of our stores are leased from third parties and the leases typically have terms of five to ten years with options to renew for additional five-year periods thereafter. Most of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

We believe that with the planned expansions of our executive offices and distribution facility, our facilities are generally adequate for current and anticipated future use.

Item 3.	Legal Proceedings.

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Management does not believe that the outcome of current litigation will have a material adverse effect on our consolidated results of operations or financial condition, and believes that the recorded liabilities are adequate. However, there are inherent limitations in projecting the outcome of these matters and in the estimation process, and if future actual liabilities exceed projected liabilities, it could have a material adverse effect on our consolidated financial condition or on our operations.

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “rue” since our initial public offering on November 13, 2009. Before then, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Select Market. The number of holders of record of our stock as of December 31, 2010 was approximately 110.

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market.

	Fiscal Year 2009
	High	Low

4th Quarter (Commencing November 13, 2009)	$32.82	$22.26

	Fiscal Year 2010
	High	Low

1st Quarter (January 31, 2010)	$37.63	$26.45
2nd Quarter (May 2, 2010)	$36.57	$27.75
3rd Quarter (August 1, 2010)	$30.64	$20.28
4th Quarter (October 31, 2010)	$33.80	$25.50

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information incorporated by reference in Item 12 of this Annual Report from our 2011 Proxy Statement under the heading “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our common stock from November 13, 2009 (the date of our initial public offering) through January 29, 2011 with the return on the Total Return Index for the NASDAQ Stock Market (US securities only) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on November 13, 2009, in the stock of rue21, inc. the NASDAQ Global Stock Market (US securities only), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
January 2011

	Measurement Period(1)
	11/13/2009	1/30/2010	1/29/2011
Rue21, inc.	100.00	147.53	155.26

NASDAQ Stock Market (US securities only)	100.00	98.17	126.48

NASDAQ Retail Trade Index	100.00	102.71	128.08

(1)	Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) NASDAQ Stock Market (US securities only), and (c) the index of NASDAQ Retail Trade Stocks on November 13, 2009, and that all dividends (if any) were reinvested. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Consolidated Financial Data.

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

	Fiscal Year Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands, except per share and operating data)

Consolidated Statement of Income Data
Net sales	$634,728	$525,600	$391,414	$296,887	$225,559
Cost of goods sold	399,896	337,693	257,853	195,034	150,163

Gross profit	234,832	187,907	133,561	101,853	75,396
Selling, general and administrative expense	163,006	134,078	99,886	76,039	57,575
Depreciation and amortization expense	21,852	16,898	11,532	8,241	5,926

Income from operations	49,974	36,931	22,143	17,573	11,895
Interest expense, net	202	532	1,477	2,520	2,645
Provision for income taxes	19,528	14,382	8,027	5,920	1,452

Net income	$30,244	$22,017	$12,639	$9,133	$7,798

Net income per common share
Basic	$1.25	$0.99	$0.58	$0.42	$0.39
Diluted	$1.21	$0.96	$0.55	$0.40	$0.36
Weighted average common shares outstanding
Basic	24,277	22,267	21,914	21,705	19,782
Diluted	25,002	23,037	22,814	22,842	21,888
Operating Data (unaudited):
Comparable store sales change	2.1%	7.8%	3.7%	7.8%	(4.7)%
Number of stores open at end of period	638	535	449	352	278
Total gross square feet end of period (in thousands)	2,989	2,390	1,949	1,448	1,095
Store conversions during period	31	26	21	20	18
Capital expenditures (in thousands)	$40,480	$33,630	$26,464	$20,265	$16,586

	As of
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$50,111	$26,751	$4,611	$3,343	$2,525
Working capital (deficit)	49,723	21,604	798	3,946	(622)
Total assets	260,791	188,431	141,200	102,285	79,092
Total long-term debt	—	—	19,476	27,968	23,317
Stockholders’ equity (deficit)	102,129	67,448	18,393	5,753	(3,537)
Cash Flow Data
Cash from operations	$61,643	$48,779	$36,589	$21,512	$17,480

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at value prices. We were originally founded in 1976 as a value-focused specialty apparel retailer. In 1998, we were acquired by certain funds now advised by Apax Partners, through SKM Equity Fund II, L.P. and SKM Investment Fund II. In 2001, our current President and Chief Executive Officer, Bob Fisch, joined us. Upon his hiring, Bob Fisch began repositioning our company by aligning our stores under one brand name, strengthening our management team, honing our fashion value merchandise approach and refocusing our store growth strategy. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 5,000 square feet and features a separate store-in-store for our rue21 etc! girls jewelry and accessories category. As of January 29, 2011, we operated 638 stores in 44 states, 449 of which featured the larger rue21 etc! store layout.

Our strong growth and operating results reflect the initiatives taken by our management team, as well as the increasing acceptance of our brand and merchandise. Our net sales increased from $225.6 million in fiscal year 2006 to $634.7 million in fiscal year 2010, a compound annual growth rate of 29.5%. Over the same period, we grew income from operations from $11.9 million to $50.0 million, a compound annual growth rate of 43.2%. Since the beginning of fiscal year 2006, we have increased our store base from 229 stores to 638 stores as of January 29, 2011. Our total square footage growth has outpaced our total store growth over this same period, reflecting the increasing size of our average store.

We expect to continue our strong growth in the future. We believe there is a significant opportunity to grow our store base to more than 1,000 stores. We plan to open 110 stores in fiscal year 2011. We also plan to continue to convert our existing stores into the larger rue21 etc! layout, which allows us to offer an increased proportion of higher margin categories, such as accessories, intimate apparel, footwear and fragrances. We converted 31 stores to the rue21 etc! layout in fiscal year 2010 and plan to convert 35 stores in fiscal year 2011. We expect to continue to drive our comparable store sales by increasing the penetration of our newer product categories, increasing our brand awareness, continuing to provide our distinctive in-store experience and converting stores to the rue21 etc! layout.

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

We continue to invest the capital necessary to build our infrastructure and support our future growth. In 2010 we initiated expansion plans at our corporate headquarters in Warrendale, Pennsylvania, and in 2011 we will be expanding the footprint of our distribution facility in Weirton, West Virginia. We also continue to invest in our systems infrastructure, including implementation of the latest store merchandising, supply chain, financial and real estate applications.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, stock-based compensation and store expenses but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. We expect that our selling, general and administrative expense will increase in future periods due to our continuing store growth and has increased significantly in fiscal 2010 due to additional legal, accounting, insurance and other expenses we incurred as a result of being a public company and compliance with the Sarbanes-Oxley Act and related rules and regulations.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except operating data)

Net Sales	$634,728	$525,600	$391,414
Cost of goods sold	399,896	337,693	257,853

Gross profit	234,832	187,907	133,561
Selling, general and administrative expenses	163,006	134,078	99,886
Depreciation and amortization expense	21,852	16,898	11,532

Income from operations	49,974	36,931	22,143
Interest expense, net	202	532	1,477

Income before income taxes	49,772	36,399	20,666
Provision for income taxes	19,528	14,382	8,027

Net income	$30,244	$22,017	$12,639

Operating Data (unaudited)
Number of stores open at the end of the period	638	535	449
Gross square feet at the end of the period (in thousands)	2,989	2,390	1,949
Comparable store sales change	2.1%	7.8%	3.7%

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	63.0%	64.2%	65.9%

Gross profit	37.0%	35.8%	34.1%
Selling, general and administrative expenses	25.7%	25.5%	25.5%
Depreciation and amortization expense	3.4%	3.2%	2.9%

Income from operations	7.9%	7.0%	5.7%
Interest expense, net	0.0%	0.1%	0.4%

Income before income taxes	7.8%	6.9%	5.3%
Provision for income taxes	3.1%	2.7%	2.1%

Net income	4.8%	4.2%	3.2%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Fiscal Year
	2010	2009	2008

Girls
Apparel	55.9%	56.7%	58.3%
Accessories	25.7%	24.3%	23.5%
Guys Apparel and Accessories	18.4%	19.0%	18.2%

Total	100.0%	100.0%	100.0%

The following table summarizes the number of stores open at the beginning of the period and at the end of the period.

	2010	2009	2008

Stores at beginning of period	535	449	352
Stores opened during period(1)	105	88	99
Stores closed during period	(2)	(2)	(2)

Stores at end of period	638	535	449
Store conversions during the period	31	26	21

(1)	Stores opened during period do not include existing stores that have been converted.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales

In fiscal year 2010, our net sales increased 20.8%, or $109.1 million, to $634.7 million from $525.6 million in fiscal year 2009. This increase in net sales was due to an increase of approximately 20.3% in the number of transactions, primarily driven by new store openings. During fiscal year 2010, we opened 105 new stores and closed 2 stores compared to 88 new stores and 2 store closures in fiscal year 2009. Our comparable store sales increased 2.1% in fiscal year 2010 compared to an increase of 7.8% in fiscal year 2009. Comparable store sales increased by $115.6 million and non-comparable store sales decreased by $6.5 million for fiscal year 2010 compared to fiscal year 2009. There were 523 comparable stores and 115 non-comparable stores open at January 29, 2011 compared to 417 and 118, respectively, at January 30, 2010.

In fiscal year 2010, net sales of girls apparel, girls accessories and guys apparel and accessories represented 55.9%, 25.7% and 18.4%, respectively, of total net sales compared to 56.7%, 24.3% and 19.0%, respectively, for fiscal year 2009. For fiscal year 2010, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 19.0%, 27.8% and 17.1%, respectively, as compared to fiscal year 2009.

Gross Profit

Gross profit increased 25.0%, or $46.9 million, in fiscal year 2010 to $234.8 million from $187.9 million in fiscal year 2009. Gross margin increased 120 basis points to 37.0% for fiscal year 2010 from 35.8% for fiscal year 2009. This increase was attributable to a 120 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up rate in fiscal year 2010. Gross margin as a percent of sales was not impacted by store occupancy, distribution and buying costs, as these costs were flat as a rate to net sales in fiscal year 2010 compared to fiscal year 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 21.6%, or $28.9 million to $163.0 million in fiscal year 2010 from $134.1 million in fiscal year 2009. As a percentage of net sales, selling, general and administrative expense increased 20 basis points to 25.7% in fiscal year 2010 as compared to 25.5% in fiscal year 2009. In fiscal year 2010, we incurred $3.1 million in public company expenses and stock-based compensation expense of $2.2 million. In fiscal year 2009, we incurred $2.5 million in public company expenses and stock-based compensation expense of $0.4 million. In November 2009, we and Apax Partners, L.P (Apax) agreed to terminate the letter agreement relating to financial advisory services provided to the Company. As part of termination agreement, we were required to pay Apax a one-time termination fee of $1.5 million, which is included as a component of public company expenses in fiscal year 2009. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have leveraged 10 basis points in fiscal year 2010.

Store operating expenses increased by $20.4 million primarily resulting from the operation of 638 stores as of January 29, 2011 compared to the operation of 535 stores as of January 30, 2010. As a percentage of net sales, store operating expenses were flat at 18.6% in each of fiscal year 2010 and fiscal year 2009.

Administrative and general expenses increased as a percentage of net sales to 7.1% in fiscal year 2010 as compared to 6.9% in fiscal year 2009 due primarily to the incremental public company and stock-based compensation expenses as discussed above. Excluding the impact of the incremental public company and stock-based compensation expenses, administrative and general expenses as a percentage of net sales, would have decreased to 6.2% in fiscal year 2010 as compared to 6.3% in fiscal year 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased as a percentage of net sales to 3.4% in fiscal year 2010 from 3.2% in fiscal year 2009, or $5.0 million. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2010.

Provision for Income Taxes

The increase in provision for income taxes of $5.1 million in fiscal year 2010 from fiscal year 2009 was due primarily to a $13.4 million increase in pre-tax income. The effective tax rate was at 39.2% in fiscal year 2010 as compared to 39.5% in fiscal year 2009. This rate decrease was the result of state tax credits offset by non-deductible expenses in fiscal year 2010.

Net Income

Net income increased 37.4%, or $8.2 million, to $30.2 million in fiscal year 2010 from $22.0 million in fiscal year 2009. This increase was due to the factors discussed above.

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

Selling, General and Administrative Expense

Selling, general and administrative expense increased 34.2%, or $34.2 million to $134.1 million in fiscal year 2009 from $99.9 million in fiscal year 2008. As a percentage of net sales, selling, general and administrative expenses remained constant at 25.5% in fiscal year 2009 as compared to fiscal year 2008. In November 2009, we and Apax Partners, L.P (Apax) agreed to terminate the letter agreement relating to financial advisory services provided to the Company. As part of the termination agreement, we were required to pay Apax a one-time termination fee of $1.5 million, which is included in selling, general and administrative expenses. Additionally, our expense related to our stock-based awards increased by $0.4 million to $0.4 million for fiscal year 2009, as compared to $0 for fiscal year 2008. Excluding the impact of these items, selling, general and administrative expenses as a percentage of net sales, would have decreased to 25.1% in fiscal year 2009.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash flows from operations. Our primary cash needs are generally for capital expenditures incurred in connection with the opening of new stores, the conversion of existing stores, and for the related increase in merchandise inventories. Cash is also required for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 75 to 90 days to pay our vendors.

As of January 29, 2011, we had cash and cash equivalents totaling $50.1 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at January 29, 2011 increased by $23.3 million from $26.8 million at January 31, 2010. Components of this change in cash for fiscal year 2010, as well as for change in cash for the fiscal years 2009 and 2008, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Provided by operating activities	$61,643	$48,779	$36,859
Used for investing activities	(40,480)	(33,630)	(26,464)
Provided by (used for) for financing activities	2,197	6,991	(9,127)

Increase in cash and cash equivalents	$23,360	$22,140	$1,268

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net income	$30,244	$22,017	$12,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,852	16,994	11,624
Deferred taxes	664	1,158	1,900
Share-based compensation	2,240	410	—
Merchandise inventory	(23,358)	(5,855)	(19,685)
Accounts payable	22,112	(486)	24,134
Other working capital components	8,994	14,544	5,679
All other	(1,105)	(3)	568

Net cash provided by operating activities	$61,643	$48,779	$36,859

During fiscal year 2010, we generated $61.6 million in cash from operating activities; as compared to $48.8 million during fiscal year 2009 and $36.9 million in fiscal year 2008. Our major source of cash from operations was attributable to an increase in net income of $8.2 million and an increase in accounts payable of $22.1 million. Net cash was reduced for additional merchandise inventory required by operations of $23.4 million.

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

Investing Activities

Investing activities consist entirely of capital expenditures for new and converted stores, as well as investment in information technology and our distribution and headquarter facility enhancements.

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Capital expenditures, net of tenant allowances	$(25,462)	$(24,297)	$(17,555)
Tenant allowances	(15,018)	(9,333)	(8,909)

Net cash used for investing activities	$(40,480)	$(33,630)	$(26,464)

In fiscal year 2010, capital expenditures, net of tenant allowances increased $1.2 million as compared to fiscal year 2009. Capital expenditures, net of tenant allowances, for the opening of new stores and conversions were $16.2 million, $11.5 million and $10.9 million in fiscal years 2010, 2009 and 2008, respectively. The remaining capital expenditures in fiscal year 2010 were primarily due to increases in fixture refreshes, distribution center and information technology infrastructure investments.

While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of tenant allowances to be approximately $38.0 to $40.0 million in fiscal year 2011.

Financing Activities

Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share-based award activities, proceeds from our initial public offering in fiscal year 2009, along with net borrowings under our credit facilities in prior fiscal years.

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net (payments) borrowings under revolver	$—	$(19,476)	$14,645
Payments on long-term debt	—	—	(23,326)
Proceeds from initial public offering, net	—	26,242	—
Proceeds from stock options exercised	688	110	1
Excess tax benefits from stock-based award activities	1,509	276	—
Debt financing costs	—	(161)	(447)

Net cash provided by (used for) financing activities	$2,197	$6,991	$(9,127)

Net cash of $2.2 million was provided by financing activities in fiscal year 2010, which was primarily utilized to fund general corporate activities. During fiscal year 2010, we received $0.7 million for the exercise of stock options, and we recognized a $1.5 million excess tax benefit related to share based award activities.

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

Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00%, set quarterly depending upon average net availability under our senior secured credit facility during the previous quarter. The weighted-average interest rate under our senior secured credit facility for the year ended January 29, 2011 and January 30, 2010 was 0% and 2.75%, respectively. We had $85.0 million of availability under our senior secured credit facility on January 29, 2011 and January 30, 2010, respectively, excluding our option to expand the facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of January 29, 2011 and expect to remain in compliance for the next twelve months.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(In thousands)

Operating lease obligations(1)	291,469	51,342	89,413	63,613	87,101
Merchandise inventory purchase commitments	109,195	109,195	—	—	—

	$400,664	$160,537	$89,413	$63,613	$87,101

(1)	Excludes common area maintenance (CAM) charges, real estate taxes and certain other expenses which amounted to approximately 22% of minimum lease obligations in fiscal year 2010 which we expect to be consistent for the next three years.

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

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our consolidated financial statements for the fiscal year ended January 29, 2011 for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

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

We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear slow-moving merchandise. We record a markdown reserve based on estimated future markdowns related to current inventory. Each period we evaluate the selling trends experienced and the related promotional events or pricing strategies in place to sell through the current inventory levels. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The anticipated deployment of new seasonal merchandise is reflected within the estimated future markdowns reserve used in valuing current inventory, as such new inventory in certain circumstances will displace merchandise units currently on-hand. The markdown reserve is recorded as an increase to cost of goods sold in the consolidated statements of income.

We also estimate a shrinkage reserve for the period of time between the last physical count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their expected future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. We have recognized impairment charges related to store conversions and may recognize impairment charges in the future. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected undiscounted future net cash flows estimated to be generated by those assets is less than net book value.

Income Taxes

We account for income taxes in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between our consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the FASB’s authoritative guidance for stock-based compensation. Under this guidance, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, expected option life, risk free interest rate and dividend yield. The expected volatility reflects the application of SAB Topic 14’s interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected option life reflects the application of the simplified method set out in SAB Topic 14. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on 5-year U.S. Treasury instruments whose maturities are similar to those of the expected term of the award being valued. The expected dividend yield was based on our expectation of not paying dividends on our common stock for the foreseeable future.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture rate is different from our estimate; stock-based compensation expense is adjusted accordingly.

Prior to our initial public offering on November 13, 2009, all stock-based awards granted to employees had been incentive stock options (ISOs). The recipient of an ISO must hold the underlying shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, a “disqualifying disposition” has occurred and all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits are generally recorded as a reduction to income taxes payable. Under the FASB’s authoritative guidance, we account for any disqualifying dispositions under the individual award method. We do not expect that the application of this method to our accounting for disqualifying dispositions related to ISOs currently outstanding will materially affect our provision for income taxes or our effective tax rate for the foreseeable future. Subsequent to our initial public offering, all director and employee stock option grants have been non-qualified options and restricted stock options.

Recent Accounting Pronouncements

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. Because our senior secured credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 29, 2011, we had no outstanding borrowings under our revolving facility, nor did we have any borrowings during fiscal year 2010. We had outstanding balances under our senior secured credit facility during fiscal year 2009 prior to our initial public offering, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future.

Item 8.	Financial Statements and Supplementary Data.

rue21, inc. and subsidiary
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc. and subsidiary

We have audited the accompanying consolidated balance sheets of rue21, inc. and subsidiary as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of rue21, inc. and subsidiary at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), rue21, inc. and subsidiary’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 29, 2011

rue21, inc. and subsidiary

Consolidated Balance Sheets

	January 29,	January 30,
	2011	2010
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$50,111	$26,751
Accounts receivable	6,733	3,834
Merchandise inventory, net	96,051	72,693
Prepaid expenses and other current assets	10,580	6,783
Deferred tax assets	5,024	4,286

Total current assets	168,499	114,347
Property and equipment, net	91,371	73,147
Other assets	921	937

Total assets	$260,791	$188,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,075	$59,963
Accrued expenses and other current liabilities	15,616	14,384
Accrued payroll and related taxes	12,053	10,486
Deferred rent and tenant allowances, current portion	7,033	5,509
Accrued income and franchise taxes	1,999	2,401

Total current liabilities	118,776	92,743
Long-term liabilities:
Deferred rent, tenant allowances and other long-term liabilities	34,235	23,991
Deferred tax liabilities	5,651	4,249

Total long-term liabilities	39,886	28,240

Total liabilities	158,662	120,983
Commitments and Contingencies
Stockholders’ equity:
Common stock— par value $0.001 per share; 200,000 shares authorized; 24,380 shares issued and outstanding at January 29, 2011; 24,237 shares issued and outstanding at January 30, 2010	24	24
Additional paid in capital	31,552	27,115
Retained earnings	70,553	40,309

Total stockholder’s equity	102,129	67,448
Total liabilities and stockholders’ equity	$260,791	$188,431

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Consolidated Statements of Income

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except share and
	per share data)

Net sales	$634,728	$525,600	$391,414
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	399,896	337,693	257,853

Gross profit	234,832	187,907	133,561
Selling, general, and administrative expense	163,006	134,078	99,886
Depreciation and amortization expense	21,852	16,898	11,532

Income from operations	49,974	36,931	22,143
Interest expense, net	202	532	1,477

Income before income taxes	49,772	36,399	20,666
Provision for income taxes	19,528	14,382	8,027

Net income	$30,244	$22,017	$12,639

Basic income per common share	$1.25	$0.99	$0.58
Diluted income per common share	$1.21	$0.96	$0.55
Weighted average basic common shares outstanding	24,277	22,267	21,914
Weighted average diluted common shares outstanding	25,002	23,037	22,814

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary
Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock		Additional
	$0.004 Par Value		$0.001 Par Value		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
	(In thousands, except per share data)

Balance February 2, 2008	21,869	$87	—	$—	$13	$5,653	$5,753
Net income		—	—	—	—	12,639	12,639
Stock issued for stock option exercises	221	1	—	—	—	—	1

Balance January 31, 2009	22,090	88	—	—	13	18,292	18,393
Conversion of common stock, $0.004 par value to common stock, $.001 par value	(22,090)	(88)	22,090	22	66	—	—
Issuance of common stock in initial public offering (net of issuance costs)	—	—	1,650	2	26,240	—	26,242
Net income	—	—	—	—		22,017	22,017
Stock-based compensation expense	—	—	—	—	410	—	410
Stock issued for stock option exercises	—	—	497	—	110	—	110
Excess tax benefits from stock-based award activities	—	—	—	—	276	—	276

Balance January 30, 2010	—	—	24,237	24	27,115	40,309	67,448
Net income	—	—	—	—	—	30,244	30,244
Stock-based compensation expense	—	—	—	—	2,240	—	2,240
Stock issued for stock option exercises	—	—	142	—	688	—	688
Excess tax benefits from stock-based award activities	—	—	—	—	1,509	—	1,509

Balance January 29, 2011	—	$—	24,379	$24	$31,552	$70,553	$102,129

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Operating activities
Net income	$30,244	$22,017	$12,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,852	16,994	11,624
Loss on fixed asset disposals	183	—	349
Impairment of long-lived assets	221	273	219
Deferred taxes	664	1,158	1,900
Share based compensation	2,240	410	—
Excess tax benefits from stock-based award activities	(1,509)	(276)	—
Changes in:
Accounts receivable	(2,899)	(1,307)	122
Merchandise inventory, net	(23,358)	(5,855)	(19,685)
Prepaid expenses and other current assets	(3,797)	(146)	(3,180)
Accounts payable	22,112	(486)	24,134
Accrued payroll and related taxes	1,567	2,954	1,433
Accrued expenses and other current liabilities	1,232	3,846	987
Deferred rent and tenant allowances	11,768	6,903	6,259
Accrued income and franchise taxes	1,107	2,401	—
Other	16	(107)	58

Net cash provided by operating activities	61,643	48,779	36,859
Investing activities
Acquisition of property and equipment	(40,480)	(33,630)	(26,464)

Net cash used for investing activities	(40,480)	(33,630)	(26,464)
Financing activities
Borrowings under revolver	—	98,381	125,371
Payments under revolver	—	(117,857)	(110,726)
Payments on long-term debt	—	—	(23,326)
Deferred financing costs	—	(161)	(447)
Excess tax benefits from stock-based award activities	1,509	276	—
Proceeds from initial public offering, net	—	26,242	—
Proceeds from stock options exercised	688	110	1

Net cash provided by (used for) financing activities	2,197	6,991	(9,127)

Increase in cash and cash equivalents	23,360	22,140	1,268
Cash and cash equivalents, beginning of period	26,751	4,611	3,343

Cash and cash equivalents, end of period	$50,111	$26,751	$4,611

Supplemental disclosure of cash flow information
Interest paid	$360	$417	$2,771

Income taxes paid	$18,052	$13,510	$7,935

See accompanying notes to the consolidated financial statements.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements
For the Year Ended January 29, 2011
(Dollars in thousands, unless otherwise indicated)

Note 1 — Business and Summary of Significant Accounting Policies

Organization

rue21, inc. (the Company or rue21) is a specialty retailer of junior and young men’s apparel and accessories with 638, 535, and 449 stores as of January 29, 2011, January 30, 2010 and January 31, 2009 respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash, checks and through the acceptance of third-party credit and debit cards.

On November 13, 2009, the Company completed an initial public offering of 7,780,252 shares of common stock at a price to the public of $19.00 per share, of which 1,650,000 shares were sold by the Company, 6,130,252 were sold by the selling shareholders (including 913,590 by members of the Company’s management). Upon completion of the offering, the Company received proceeds of approximately $29,156, net of underwriters’ discounts and commissions. On February 26, 2010, the Company completed an offering of 6,961,958 shares of common stock, including 908,081 shares of common stock subsequently sold pursuant to the underwriters’ over-allotment option, at a price of $28.50 per share, all of which were sold by funds advised by Apax Partners L.P., the Company’s principal stockholder and certain members of the Company’s management. The Company received no proceeds from the offering and incurred approximately $0.6 million in expense related to the offering.

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

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary “r services, llc”. All intercompany transactions and balances have been eliminated in consolidation. At January 29, 2011, the Company operated as one reporting segment.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. These consolidated financial statements were prepared for the 52 weeks ended January 29, 2011, “Fiscal Year 2010”. As used herein, “Fiscal Year 2009” and “Fiscal Year 2008” refer to the 52 week period ended January 30, 2010 and January 31, 2009, respectively.

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

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

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

Fair Value of Financial Instruments

The FASB has established authoritative guidance that requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. As of January 29, 2011 and January 30, 2010, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments.

Cash and Cash Equivalents

Cash includes cash equivalents, which includes credit and debit card transactions. Credit and debit card transactions are typically paid to the Company on the next business day. Amounts due from credit and debit card transactions totaled $3,323 and $2,369 on January 29, 2011 and January 30, 2010, respectively. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable generally represent tenant allowances due from lessors. The Company evaluates collectability and has determined that no allowance is necessary. As of fiscal year end 2010, receivables consisted of: construction allowances — $5,063, third party sell offs — $928 and other — $742. This compares to fiscal year end 2009 of: construction allowances — $3,456 and other — $378.

Merchandise Inventory

Merchandise inventory is valued at the lower of cost (first-in, first-out basis) or market using the retail inventory method. The Company records merchandise receipts at the time they are delivered to our consolidator, as we are not directly importing any merchandise. This is the point at which title and risk of loss transfer to the Company.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear slow-moving merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory. Each period the Company evaluates the selling trends experienced and the related promotional events or pricing strategies in place to sell through the current inventory levels. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The anticipated deployment of new seasonal merchandise is reflected within the estimated future markdowns reserve utilized in valuing current inventory, as such rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

new inventory in certain circumstances will displace merchandise units currently on-hand. The markdown reserve is recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Income.

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

Property and Equipment

Property and equipment are recorded on the basis of cost with depreciation and amortization computed utilizing the straight-line method over the estimated useful lives as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of 10 years or lease term
Automobiles	5 years
Computer equipment and software	3 to 5 years

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value. Impairment charges of $221, $273 and $219 were recognized for the fiscal years ended January 29, 2011, January 30, 2010, January 31, 2009, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income.

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

Revenue Recognition

Revenue is recognized upon purchase of merchandise by customers. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the sales are recognized. Consistent with our merchandise return policy of 30 days, the allowance for sales returns at each period end is calculated and recorded based upon an rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

estimate of expected returns over a subsequent 30-day period. The allowance for sales returns was $413 and $349 for the fiscal years ended January 29, 2011 and January 30, 2010, respectively. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

Deferred revenue is established upon the purchase of gift cards by customers, and revenue is recognized upon redemption of gift cards for merchandise. The Company evaluated unredeemed gift cards and determined that the likelihood of certain gift cards being redeemed by the customer after 18 months was remote, based upon historical redemption patterns of gift cards. We have established a wholly-owned subsidiary to administer the gift card program within a state jurisdiction that does not require remittance of unclaimed property. For those gift cards that were determined redemption would be remote, the Company reversed the liability, and recorded gift card breakage income. Gift card breakage income of $328, $224 and $535 was recognized for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The amount recognized for the fiscal year ended January 31, 2009 represented the initial recognition and includes income related to gift cards sold since the inception of the gift card program. Gift card breakage income is recorded as reduction to cost of goods sold.

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

Stock Based Compensation

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

Prior to the Company’s initial public offering on November 13, 2009, all stock-based awards granted to employees had been incentive stock options (ISOs). The recipient of an ISO must hold the underlying shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, a “disqualifying disposition” has occurred and all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If the Company includes this profit in an individual’s taxable compensation, then it can deduct it as compensation expense on its corporate tax return. These benefits are generally recorded as a reduction to income taxes payable. Under the FASB’s authoritative guidance, the Company accounts for any disqualifying dispositions under the individual award method.

Store Preopening Costs

Store preopening costs, which consist primarily of occupancy costs and payroll, are expensed as incurred and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense, which is classified in selling, general, and administrative expense in the accompanying Consolidated Statements of Income, was $3,936, $3,000 and $2,381 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Repairs and Maintenance

The Company capitalizes costs that extend the life of an asset and that meet certain minimal dollar thresholds depending on asset category. All other costs including maintenance agreements are charged to selling, general and administrative expense in the accompanying Consolidated Statements of Income. Repairs and maintenance expense was $1,797, $1,464 and $1,204 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Repairs and maintenance expense does not include any costs for store conversions.

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

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

average number of common shares outstanding plus the additional dilution for all potentially dilutive stock options utilizing the treasury stock method.

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except per share data)

Net income	$30,244	$22,017	$12,639

Weighted average basic common shares outstanding	24,277	22,267	21,914
Impact of dilutive securities	725	770	900

Weighted average diluted common shares outstanding	25,002	23,037	22,814
Per common share:
Basic income per common share	$1.25	$0.99	$0.58
Diluted income per common share	$1.21	$0.96	$0.55

Equity awards to purchase 340, 400 and 314 shares of common stock for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Recent Accounting Pronouncements

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

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 relates to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events”. Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose that date through which subsequent events have been evaluated. Management has evaluated all subsequent events through the date the consolidated financial statements were issued. No material recognized or non-recognized subsequent events were identified.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASUs to date that amend the original text of ASC. Except for ASU 2010-09 listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 2 — Fair Value Measurements

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $50,111 and $26,751 as of January 29, 2011 and January 30, 2010, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 1 are derived from significant unobservable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010:

	Fair Value Measurements at January 29, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
Cash and cash Equivalents	Amount	(Level 1)	Inputs (Level 2)	(level 3)

Cash	$50,111	$50,111	$—	$—

Total	$50,111	$50,111	$—	$—

	Fair Value Measurements at January 30, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
Cash and cash Equivalents	Amount	(Level 1)	Inputs (Level 2)	(level 3)

Cash	$26,751	$26,751	$—	$—

Total	$26,751	$26,751	$—	$—

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	January 29,	January 30,
	2011	2010

Furniture and fixtures	$73,635	$58,518
Leasehold improvements	75,445	54,715
Computer equipment, software and other	18,044	15,937

	167,124	129,170
Less accumulated depreciation and amortization	(75,753)	(56,023)
	$91,371	$73,147

Depreciation and amortization expense was $21,852, $16,898, and $11,532 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Note 4 — Long-Term Debt

Effective April 10, 2008, the Company established a five-year $60,000 senior secured revolving credit facility (the Senior Secured Credit Facility) with Bank of America N.A. The ceiling is expandable at the Company’s option in increments of $5,000 up to a limit of $85,000 under certain defined conditions. The Senior Secured Credit Facility initial borrowing was $27,217. Proceeds from the initial borrowing were used for the extinguishment of all of the Company’s existing long-term debt facilities and the Bank of America N.A. commitment fee. Availability under the Senior Secured Credit Facility is collateralized by a first priority interest in all the Company’s assets. On November 24, 2009, the Company amended its Senior Secured Credit Facility with Bank of America, N.A. An amendment fee of $125 was paid on the effective date of the amendment. Key provisions of the amendment include an increase in the borrowing ceiling to $85,000 from $60,000, which is further expandable at the Company’s option in increments of $5,000 up to a limit of $100,000 under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus 0.50%, the prime rate or the adjusted LIBOR rate plus the applicable margin which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability on the facility during the previous quarter. The weighted-average interest rate under the Senior Secured Credit Facility was 0.00% and 2.75% for the fiscal years ended January 29, 2011 and January 30, 2010, respectively. The Senior Secured Credit Facility includes a fixed charge covenant applicable only if net availability falls below thresholds of 10%. The Company is in compliance with all covenants under the Senior Secured Credit Facility at January 29, 2011. The Senior Secured Credit Facility matures in April 2013. As of January 29, 2011 and January 30, 2010, $0 was outstanding under the Senior Secured Credit Facility.

Note 5 — Stock-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over 3 or 4 years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 478,878 stock options have been granted, 24,598 restricted stock units have been granted and no stock appreciation rights or restricted stock have been issued under the 2009 Plan.

Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the 2003 Plan) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

aggregate of up to 19.8% of the number of shares of the common stock outstanding upon adoption of the 2003 Plan based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company discontinued use of the 2003 Plan and no further option grants will be made under the 2003 Plan.

Stock Option Activity

The following table represents stock options granted, vested, and expired under the existing share based compensation plans for fiscal year ended January 29, 2011.

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(In thousands)	(Per share)	(In years)

Outstanding January 30, 2010	1,170	$7.84	8.13	$23,615
Granted	438	$32.97
Exercised	(143)	$4.84
Expired or forfeited	(24)	$16.36

Outstanding January 29, 2011	1,441	$15.63	7.83	$21,349

Vested at January 29,2011	560	$5.62	6.48	$13,245

As of January 29, 2011, the Company had 3,122,524 shares available for stock grants. The Company recognized $2,240, $410 and $0 in compensation expense related to stock options for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The weighted-average fair value of stock options at the grant date was $17.37, $6.92 and $0.43 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The intrinsic value of options exercised was $3,777, $13,834 and $617 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. All outstanding vested options are currently exercisable as of January 29, 2011.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of weighted-average assumptions:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Risk-free interest rate(1)	1.52%-2.46%	2.6%-3.3%	4.7%
Dividend yield	—	—	—
Volatility factors for the expected market price of the
Company’s common stock(2)	55.0%	53.0%-60.0%	55.0%
Weighted average expected term(3)	6.3 years	6.3 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

The following table summarizes information regarding non-vested outstanding stock options as of January 29, 2011:

		Weighted
		Averaged Fair Value
	Shares	at Grant Date
	(In thousands)	(Per share)

Non-vested as of January 30, 2010	689	$4.70
Granted	438	$17.37
Vested	(222)	$3.76
Cancelled	(24)	$9.23

Non-vested as of January 29, 2011	881	$11.16

As of January 29, 2011, there was $9,670 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 1.96 years. The total fair value of shares vested during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, was $835, $5,312 and $851, respectively.

Restricted Stock Activity

Below is a summary of restricted stock unit activity for the fifty-two weeks ended January 29, 2011:

Weighted-Average
	Number of	Grant Date
Restricted Stock Units	Shares	Fair Value
	(In thousands)	(Per share)

Non-vested at January 30, 2010	—	$—
Granted	25	$30.49
Vested	—	$—
Forfeited	—	—

Non-vested at January 29, 2011	25	$30.49

The total fair value of restricted stock units granted during the fifty-two week period ended January 29, 2011, was $0.8 million. As of January 29, 2011, there was $0.7 million of total unrecognized compensation cost related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 6 — Lease Commitments

All of the Company’s operations are conducted from leased premises. Store leases provide for base rentals, some of which increase over time, and the payment of a percentage of sales as additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight-line basis. Generally, lease terms are five to ten years in length excluding renewal options. In addition, the Company is typically responsible under its leases for maintenance, common area charges, real estate taxes, and certain other expenses. Point of sale equipment is also leased by the Company in terms of four years. All leases are classified as operating leases.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Store Rent:
Fixed minimum	$44,276	$35,665	$28,057
Contingent	2,700	2,425	1,039

Total store rent, excluding common maintenance charges,
real estate taxes and certain other expenses	46,976	38,090	29,096
Offices, distribution facilities and equipment	3,320	3,165	3,050

Total Rent Expense	$50,296	$41,255	$32,146

The Company leases an approximately 190,000 square foot distribution and office facility, which is accounted for as an operating lease. The lease agreement expires in fiscal year 2012 with options to renew for an additional five-year term. Our principal executive office, approximating 60,633 square feet, is also under an operating lease agreement. This lease agreement expires in fiscal year 2017 with an option to renew for an additional five-year term.

The table below summarizes future annual minimum lease obligations under all operating leases as required by the lease agreements:

Fiscal Year

2011	$51,342
2012	47,595
2013	41,818
2014	34,813
2015	28,800
Thereafter	87,101

Total future lease obligations	$291,469

Note 7 — 401(k) Profit Sharing Plan

The Company sponsors a qualified 401(k) plan with a contributory profit-sharing feature (the Plan) for eligible employees. Effective January 1, 2010, the Plan was amended to permit participants of the Plan to contribute up to 50% of pretax annual compensation as defined in the Plan, subject to certain limitations. Also, effective January 1, 2010, the Company will match 100% of participant contributions up to 4% of pretax annual compensation as defined in the Plan. Prior to this amendment, participants of the Plan could contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations and the Company matched 25% of the first 6% of base compensation that a participant contributes to the Plan. Profit-sharing contributions to the “Plan”, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. 401(k) matching contributions and profit-sharing contributions to the Plan were $579, $184 and $119 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, and are included in selling, general, and administrative expense in the Consolidated Statements of Income.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Note 8 — Income Taxes

The provision for income taxes at the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 consists of the current and deferred elements in the table below:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Current:
Federal	$15,834	$10,943	$4,693
State	3,030	2,281	1,434

Total current	18,864	13,224	6,127

Deferred:
Federal	939	1,238	1,967
State	(275)	(80)	(67)

Total deferred	664	1,158	1,900

Total provision for income taxes	$19,528	$14,382	$8,027

The Company’s income taxes determined at the statutory rate for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 differ from the actual rate as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Effective Rate
Statutory rate	35.0%	35.0%	35.0%
State taxes	3.8%	3.8%	4.4%
Non-deductible expenses	0.7%	0.7%	0.4%
Other	(0.3%)	—	(1.0)%

Total	39.2%	39.5%	38.8%

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

As a result of temporary differences, the Company has the following net deferred tax amounts at January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Deferred tax assets:
Fin 48 — temporary differences	$42	$42	$169
Deferred Rent	15,925	11,371	8,618
Accrued Compensation	1,675	959	740
Accrued Reserve	192	162	143
Inventory	1,127	941	547
Other	—	—	24

Total deferred tax assets	18,961	13,475	10,241
Deferred tax liabilities:
Fixed assets	(19,588)	(13,438)	(9,046)

Net deferred tax (liability) asset	$(627)	$37	$1,195

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Current-deferred tax assets	$5,024	$4,286	$3,135
Noncurrent-deferred tax liabilities	(5,651)	(4,249)	(1,940)

Total	$(627)	$37	$1,195

The following table summarizes the activity related to our unrecognized tax benefits:

Gross balance as of February 2, 2008	$228
Prior period tax positions — (decrease)	(82)

Gross balance as of January 31, 2009	146
Prior period tax positions — (decrease)	(111)

Gross balance as of January 30, 2010	35
Prior period tax positions — (decrease)	(1)

Gross balance as of January 29, 2011	$34

The gross amount of unrecognized tax benefits at January 29, 2011, January 30, 2010 and January 31, 2009 was $34, $35 and $146, respectively, of which $0 would affect the effective tax rate if recognized. Over the next 12 months the company believes that there will be no material change in unrecognized tax benefits.

The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, was not material.

The Company files a consolidated U.S. Federal Tax returns as well as various state tax returns. The Company’s U.S. Federal tax returns are open for further audit by taxing authorities for the periods of 2006 through 2010. The principal state jurisdictions that remain open to examination for the periods 2005 and forward are: Pennsylvania, Texas, North Carolina, Illinois, and West Virginia.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Note 9 — Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Note 10 — Related Party Transactions

In May 2003, the Company entered into a letter agreement with Apax Partners, L.P. (Apax) as successor to Saunders Karp & Megrue, LLC, relating to financial advisory services to be provided to the Company from time to time. Under the letter agreement, the Company agreed to pay an annual fee of $250 to Apax and to reimburse Apax for all reasonable out-of-pocket expenses incurred in connection with the letter agreement. In addition, the letter agreement provided for customary indemnification provisions and terminates once Apax and its affiliates beneficially own, collectively, less than 25% of the Company’s voting common stock. In November 2009, the letter agreement with Apax was terminated and Apax received a termination fee of $1,500, which was recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements on income. We also reimburse Apax for reasonable expenses incurred to attend board of director meetings. Amounts paid to Apax totaled $35, $1,696 and $250 for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

At January 29, 2011, funds advised by Apax owned approximately 29% of the Company’s outstanding common stock.

Note 11 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except share and per share amounts):

	Thirteen Weeks Ended
	May 1,	July 31,	October 30,	January 29,
	2010	2010	2010	2011

Fiscal Year 2010
Net Sales	$137,772	$142,950	$163,913	$190,093
Gross profit	52,231	54,544	60,053	68,003
Net income	5,821	6,391	7,143	10,889
Basic income per common share	0.24	0.26	0.29	0.45
Diluted income per common share	0.23	0.26	0.29	0.44
Weighted average basic common shares outstanding	24,248	24,277	24,310	24,335
Weighted average diluted common shares outstanding	25,044	25,044	24,972	25,029

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

	Thirteen Weeks Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Fiscal Year 2009
Net Sales	$107,998	$125,106	$137,110	$155,386
Gross profit	37,918	44,992	49,571	55,426
Net income	2,989	5,328	5,978	7,722
Basic income per common share	0.14	0.24	0.27	0.33
Diluted income per common share	0.13	0.23	0.26	0.32
Weighted average basic common shares outstanding	22,090	22,090	22,201	23,530
Weighted average diluted common shares outstanding	23,006	23,008	23,058	24,281

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of our financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

Our management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management concluded that, as of January 29, 2011, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc. and subsidiary

We have audited rue21, inc. and subsidiary’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). rue21, inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, rue21, inc.  and subsidiary maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of rue21, inc. and subsidiary as of January 29, 2011 and January 30, 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2011 of rue21, inc. and subsidiary and our report dated March 29, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, PA
March 29, 2011

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1-Election of Directors”, “Information Concerning Our Board of Directors — Audit Committee,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Concerning Our Board of Directors — Code of Business Conduct and Ethics” in the 2011 Proxy Statement.

The Code applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. The Code is available on our website, www.rue21.com, under “Investor Relations, Corporate Governance” and in print to any person who requests it. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Information Concerning our Board of Directors — Director Compensation” and “Understanding Our Director Compensation Table,” “Executive Compensation” “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections “Certain Relationships and Transactions with Related Persons”, “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 4 — Ratification of Independent Registered Public Accounting Firm For Fiscal Year 2011 — Audit and Non-Audit Fees and Independent Public Accountants” in the 2011 Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:   See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K for a list of the Financial Statements required to be filed herewith.

2. Financial Statement Schedule:   All Schedules are omitted because they are not required or because the information is immaterial or provided elsewhere in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:   See Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rue21, inc.

By:	/s/ Robert N. Fisch
Name:     Robert N. Fisch

Title:	President and Chief Executive Officer

Date: March 29, 2011

By:	/s/ Keith A. McDonough
Name:     Keith A. McDonough

Title:	Senior Vice President and Chief Financial Officer

Date: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert N. Fisch Robert N. Fisch	President, Chief Executive Officer and Chairman (principal executive officer)	March 29, 2011

/s/ Keith A. McDonough Keith A. McDonough	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2011

/s/ Arnold S. Barron Arnold S. Barron	Director	March 29, 2011

/s/ Macon F. Brock Jr. Macon F. Brock Jr.	Director	March 29, 2011

/s/ Douglas E. Coltharp Douglas E. Coltharp	Director	March 29, 2011

/s/ Bruce A. Hartman Bruce A. Hartman	Director	March 29, 2011

/s/ John F. Megrue, Jr. John F. Megrue, Jr.	Director	March 29, 2011

/s/ Alex S. Pellegrini Alex S. Pellegrini	Director	March 29, 2011

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
3.2	Registrant’s Amended and Restated By-laws, incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-161850) filed on November 10, 2009.
10.1	Employment Agreement dated as of January 1, 2008, by and between Robert Fisch and rue21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.2	Amended and Restated Employment Agreement, dated as of December 17, 2010, by and between Robert Fisch and rue 21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 21, 2010.
10.3	rue21, inc. Second Amended and Restated 2003 Ownership Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
10.4	rue21, inc. 2009 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.
10.5	Credit Agreement, dated April 10, 2008, among rue21, inc., as lead borrower, the borrowers named therein, r services llc, as guarantor and Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the other lender parties thereto, incorporated by reference to Exhibit 10.5 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.
10.6	Security Agreement, dated April 10, 2008, by and among rue21, inc., as lead borrower, r services llc, as guarantor, and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.6 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.7	Guaranty, dated April 10, 2008, by r services llc, as guarantor, in favor of Bank of America, N.A., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.7 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.8	First Amendment to Credit Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A., as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 24, 2009, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 1, 2009.
10.9	First Amendment to Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 1, 2009.
10.10	First Amendment to Intellectual Property Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on December 1, 2009.
10.11	Lease Agreement, dated June 28, 1999, by and between West Virginia Economic Development Authority, as landlord, and Pennsylvania Fashions, Inc., as tenant, incorporated by reference to Exhibit 10.8 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.
10.12	First Amendment to Lease, dated April 1, 2002, by and between West Virginia Economic Development Authority, as landlord, and Pennsylvania Fashions, Inc., as tenant, incorporated by reference to Exhibit 10.8.1 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.
10.13	Second Amendment to Lease, dated June 11, 2010, by and between West Virginia Economic Development Authority and rue21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on September 3, 2010.
10.14	Form of Indemnification Agreement for Directors, incorporated by reference to Exhibit 10.12 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.

10.15		Form of Indemnification Agreement for Officers, incorporated by reference to Exhibit 10.17 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.
10.16		Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
10.17		Form of Stock Appreciation Rights Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
10.18		Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.15 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
10.19		Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.16 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.
21	.1*	List of subsidiaries of rue21, inc.
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
32	.1*	Certification of the Chief Executive Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.