Form 10-Q
period 2011-04-30
rue21, inc.
filed 2011-06-06
CIK 1471458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common stock was 24,399,356 as of May 23, 2011.

rue21, inc.
Form 10-Q
Quarter Ended April 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
rue21, inc. and subsidiaries
Consolidated Balance Sheets

	April 30,	January 29,	May 1,
	2011	2011	2010
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$55,587	$50,111	$27,785
Accounts receivable	10,340	6,733	7,288
Merchandise inventory, net	105,630	96,051	86,689
Prepaid expenses and other current assets	12,463	10,580	7,609
Deferred tax assets	6,699	5,024	4,335

Total current assets	190,719	168,499	133,706

Property and equipment, net	97,977	91,371	76,718

Other assets	971	921	925

Total assets	$289,667	$260,791	$211,349

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$89,909	$82,075	$74,346
Accrued expenses and other current liabilities	16,416	15,616	13,488
Accrued payroll and related taxes	9,216	12,053	8,222
Deferred rent and tenant allowances, current portion	7,759	7,033	6,088
Accrued income and franchise taxes	8,157	1,999	4,279

Total current liabilities	131,457	118,776	106,423

Non-current liabilities:
Long-term debt	—	—	—
Deferred rent, tenant allowances and other long-term liabilities	40,705	34,235	27,313
Deferred tax liabilities	4,684	5,651	3,677

Total non-current liabilities	45,389	39,886	30,990

Commitments and Contingencies	—	—	—

Stockholders’ equity:

Common stock— par value $0.001 per share; 200,000 shares authorized; 24,394, 24,380 and 24,266 shares issued and outstanding, respectively	24	24	24
Additional paid in capital	32,626	31,552	27,782
Retained earnings	80,171	70,553	46,130

Total stockholder’s equity	112,821	102,129	73,936

Total liabilities and stockholders’ equity	$289,667	$260,791	$211,349

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries
Consolidated Statements of Income

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(Unaudited)
	(in thousands, except per share data
Net sales	$172,875	$137,772
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	105,629	85,541

Gross profit	67,246	52,231

Selling, general, and administrative expense	45,373	37,294
Depreciation and amortization expense	6,103	4,983

Income from operations	15,770	9,954

Interest (income) expense, net	(22)	28

Income before income taxes	15,792	9,926

Provision for income taxes	6,173	4,105

Net income	$9,619	$5,821

Basic income per common share	$0.39	$0.24
Diluted income per common share	$0.38	$0.23

Weighted average basic common shares outstanding	24,383	24,248
Weighted average diluted common shares outstanding	25,063	25,044
See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries
Consolidated Statements of Cash Flows

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(Unaudited, in thousands)
Operating activities
Net income	$9,619	$5,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,103	4,983
Loss on fixed asset disposals	173	41
Impairment of long-lived assets	124	95
Deferred taxes	(2,643)	(621)
Stock based compensation	800	335
Excess tax benefits from stock-based compensation activities	(216)	(267)
Changes in:
Accounts receivable	(3,607)	(3,454)
Merchandise inventory, net	(9,579)	(13,996)
Prepaid expenses and other current assets	(1,883)	(826)
Accounts payable	7,834	14,383
Accrued payroll and related taxes	(2,837)	(2,264)
Accrued expenses and other current liabilities	801	(896)
Deferred rent and tenant allowances	7,196	3,901
Accrued income and franchise taxes	6,375	2,145
Other	(81)	(20)

Net cash provided by operating activities	18,179	9,360

Investing activities
Acquisition of property and equipment	(12,974)	(8,662)
Proceeds from the sale of property and equipment	—	4

Net cash used for investing activities	(12,974)	(8,658)

Financing activities
Excess tax benefits from stock-based compensation activities	216	267
Proceeds from stock options exercised	55	65

Net cash provided by financing activities	271	332

Increase in cash and cash equivalents	5,476	1,034
Cash and cash equivalents, beginning of period	50,111	26,751

Cash and cash equivalents, end of period	$55,587	$27,785

Supplemental disclosure of cash flow information

Cash paid for interest	$74	$84

Cash paid for income taxes	$2,332	$2,607

See accompanying notes to the unaudited consolidated financial statements.

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen weeks ended April 30, 2011 and May 1, 2010
(Dollars in thousands unless otherwise indicated)
NOTE 1 — Organization and Basis of Presentation
rue21, inc. (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 677, 638 and 565 stores as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.
The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At April 30, 2011, the Company operated in one reportable segment.
In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year 2010 included in the Company’s Annual Report on Form 10-K.
The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full fiscal year.
NOTE 2 — Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “first quarter of 2011” and the “first quarter of 2010” refer to the thirteen week periods ending April 30, 2011 and May 1, 2010, respectively.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
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

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen weeks ended April 30, 2011 and May 1, 2010
(Dollars in thousands unless otherwise indicated)
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
Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.
NOTE 3 — Earnings Per Share
Earnings per common share has been computed as follows (in thousands, except per share data):

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(in thousands, except per share data)
Net income	$9,619	$5,821

Weighted average basic common shares outstanding	24,383	24,248
Impact of dilutive securities	680	796

Weighted average diluted common shares outstanding	25,063	25,044

Per common share:
Basic income per common share	$0.39	$0.24
Diluted income per common share	$0.38	$0.23
Equity awards to purchase 459,257 and 694,000 shares of common stock for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
NOTE 4 — Stock-Based Compensation
In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen weeks ended April 30, 2011 and May 1, 2010
(Dollars in thousands unless otherwise indicated)
options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 516,132 stock options and 28,598 restricted stock units have been granted and no stock appreciation rights or restricted stock have been issued under the 2009 Plan.
Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the 2003 Plan) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an aggregate of up to 19.8% of the number of shares of the common stock outstanding upon adoption of the 2003 Plan based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company discontinued use of the 2003 Plan and no further equity awards have been or will be made under the 2003 Plan.
The following table represents stock options granted, vested, and expired under the existing share-based compensation plans for the thirteen weeks ended April 30, 2011.

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)
Outstanding January 29, 2011	1,441	$15.63	7.83	$21,349
Granted	37	$30.07
Exercised	(14)	$3.98
Expired or forfeited	(6)	27.76

Outstanding April 30, 2011	1,458	$16.06	7.65	$21,919

Vested at April 30, 2011	646	$9.51	6.64	$13,644

As of April 30, 2011, the Company had 3,081,270 shares available for stock grants. The Company recognized $800 and $335 in compensation expense related to stock options for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The weighted average fair value of stock options at the grant date was $16.13 and $18.44 for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The intrinsic value of options exercised was $369 and $849 for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. All outstanding vested options are currently exercisable as of April 30, 2011.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
Risk-free interest rate (1)	2.1%-2.9%	3.0%-3.4%
Dividend yield	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	55.0%	53.0%
Weighted average expected term (3)	6.0 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen weeks ended April 30, 2011 and May 1, 2010
(Dollars in thousands unless otherwise indicated)

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.
The following table summarizes information regarding non-vested outstanding stock options as of April 30, 2011:

		Weighted
		Averaged Fair
		Value at Grant
	Shares	Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	881	$11.16

Granted	37	$16.13
Vested	(100)	$16.37
Cancelled	(6)	15.11

Non-vested as of April 30, 2011	812	$11.04

As of April 30, 2011, there was $8,974 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.42 years. The total fair value of shares vested during the thirteen weeks ended April 30, 2011 and May 1, 2010, was $1,629 and $361, respectively.
Restricted Stock Units
Time-based restricted stock unit awards vest generally over three years.
The following table summarizes information regarding non-vested outstanding restricted stock units as of April 30, 2011:

		Weighted
		Averaged Fair
		Value at Grant
	Shares	Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	25	$30.49

Granted	4	$29.77
Vested	—	$—
Cancelled	—	—

Non-vested as of April 30, 2011	29	$30.39

As of April 30, 2011, there was $869 of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.68 years. There was $0 total fair value of shares vested during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen weeks ended April 30, 2011 and May 1, 2010
(Dollars in thousands unless otherwise indicated)
NOTE 5 — Property, Plant and Equipment

	April 30,	January 29,	May 1,
	2011	2011	2010
Furniture and fixtures	$77,613	$73,635	$61,867
Leasehold improvements	82,509	75,445	58,938
Computer equipment, software and other	18,932	18,044	16,406

	179,054	167,124	137,211
Less accumulated depreciation and amortization	(81,077)	(75,753)	(60,493)

	$97,977	$91,371	$76,718

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges of $124 and $95 were recognized for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income.
NOTE 6 — Fair Value
The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $55,587, $50,111 and $27,785 as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 5 are derived from significant other observable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.
   In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of April 30, 2011 and May 1, 2010:

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen weeks ended April 30, 2011 and May 1, 2010
(Dollars in thousands unless otherwise indicated)

	Fair Value Measurements at April 30, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(level 3)
Cash and cash Equivalents
Cash	$55,587	$55,587	$—	$—

Total	$55,587	$55,587	$—	$—

NOTE 7— Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the thirteen weeks ended April 30, 2011 was 39.1% as compared to 41.4% for the thirteen weeks ended May 1, 2010. The lower effective income tax rate was primarily due to a discrete item we incurred for $0.6 million in expense related to our secondary offering of common stock completed in March 2010. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, was not material.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with the FASB’s authoritative guidance related to uncertain tax positions and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the consolidated balance sheet date within the next 12 months.
NOTE 8 — Commitments and Contingencies
From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is not involved in any litigation at this time that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:
•	our failure to identify and respond to new and changing fashion trends, customer preferences and other related factors;
•	our failure to successfully execute our growth strategy, due to delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;
•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;
•	risks and challenges in connection with sourcing merchandise from third party domestic and foreign vendors, including the risk that current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices;
•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;
•	our failure to protect our brand image;
•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;
•	our loss of key personnel or our inability to hire additional personnel;
•	seasonality of our business;
•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	disruptions in our supply chain and distribution facility;
•	damage or interruption to our information systems;
•	changes in the competitive environment in our industry and the markets in which we operate;
•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;
•	the incurrence of material uninsured losses or excessive insurance costs;
•	our failure to maintain effective internal controls and
•	other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 29, 2011.

     Our Business
     We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2010” refer to the fiscal year ended January 29, 2011.
     rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of April 30, 2011, we operated 677 stores in 45 states.
     Performance Metrics
     In order to monitor the Company’s success, the Company’s management monitors certain key performance metrics, including:
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
Selling, General and Administrative Expense
     Selling, general and administrative expense includes administration, share-based compensation and store expenses, but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionately with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. We expect that our selling, general and administrative expense will increase in future periods due to our continuing store growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in significant legal and accounting costs.
Selected First Quarter Highlights:
•	Net sales increased 25.5% to $172.9 million in the first quarter of 2011, compared to $137.8 million in the first quarter of 2010. Comparable store sales increased by 5.2% in the first quarter of 2011 as compared to an increase of 7.7% in the first quarter of 2010
•	Gross margin increased 100 basis points to 38.9% from 37.9% in the first quarter of 2010.
•	Inventory per square foot at the end of the first quarter 2011 decreased 2.9% compared to the first quarter of 2010.

Results of Operations
     The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(Unaudited)
	(in thousands, except operating data)
Net sales	$172,875	$137,772
Cost of goods sold	105,629	85,541

Gross profit	67,246	52,231
Selling, general and administrative expenses	45,373	37,294
Depreciation and amortization expense	6,103	4,983

Income from operations	15,770	9,954
Interest (income) expense, net	(22)	28

Income before income taxes	15,792	9,926
Provision for income taxes	6,173	4,105

Net income	$9,619	$5,821

Net income per common share
Basic	0.39	0.24
Diluted	0.38	0.23
Weighted average common shares outstanding
Basic	24,383	24,248
Diluted	25,063	25,044

Net sales	100.0%	100.0%
Cost of goods sold	61.1%	62.1%

Gross margin	38.9%	37.9%
Selling, general and administrative expenses	26.2%	27.1%
Depreciation and amortization expense	3.5%	3.6%

Income from operations	9.1%	7.2%
Interest (income) expense, net	0.0%	0.0%

Income before income taxes	9.1%	7.2%
Provision for income taxes	3.6%	3.0%

Net income	5.6%	4.2%

Effective Tax Rate	39.1%	41.4%

Operating Data (unaudited)

Number of stores open at the end of the period	677	565
Comparable store sales change	5.2%	7.7%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
Girls
Apparel	57.1%	57.0%
Accessories	26.3%	25.3%

Guys Apparel and Accessories	16.6%	17.7%

Total	100.0%	100.0%

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010
Net Sales
In the thirteen weeks ended April 30, 2011, our net sales increased 25.5%, or $35.1 million, to $172.9 million as compared to $137.8 million in the thirteen weeks ended May 1, 2010. This increase in net sales was due to an increase of approximately 18% in the number of transactions, primarily driven by new store openings during fiscal year 2011. Net sales also increased due to an increase of approximately 6% in the average dollar value of transactions. During the thirteen weeks ended April 30, 2011, we opened 39 new stores with no store closures compared to 31 new stores and closed 1 store in the thirteen weeks ended May 1, 2010. Our comparable store sales increased 5.2% in the thirteen weeks ended April 30, 2011 compared to an increase of 7.7% in the thirteen weeks ended May 1, 2010. There were 533 comparable stores and 144 non-comparable stores open at April 30, 2011 compared to 445 and 120, respectively, at May 1, 2010.
In the thirteen weeks ended April 30, 2011, net sales of girls apparel, girls accessories and guys apparel and accessories represented 57.1%, 26.3% and 16.6%, respectively, of total net sales as compared to 57.0%, 25.3% and 17.7%, respectively, for the thirteen weeks ended May 1, 2010. In the thirteen weeks ended April 30, 2011, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 26%, 30% and 17%, respectively, as compared to the thirteen weeks ended May 1, 2010. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.
Gross Profit
Gross profit increased 28.7%, or $15.0 million, in the thirteen weeks ended April 30, 2011 to $67.2 million as compared to $52.2 million in the thirteen weeks ended May 1, 2010. Gross margin increased 100 basis points to 38.9% for the thirteen weeks ended April 30, 2011 from 37.9% for the thirteen weeks ended May 1, 2010. This increase in gross margin was primarily attributable to a 70 basis point improvement in store occupancy, freight and distribution costs. Additionally, merchandise margin improved 30 basis points, driven primarily from reduced markdowns.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 21.7%, or $8.1 million, to $45.4 million in the thirteen weeks ended April 30, 2011 as compared to $37.3 million in the thirteen weeks ended May 1, 2010. As a percentage of net sales, selling, general and administrative expense decreased to 26.2% in the thirteen weeks ended April 30, 2011 as compared to 27.1% in the thirteen weeks ended May 1, 2010. During the thirteen weeks ended May 1, 2010, we incurred $0.6 million in expense related to our secondary offering of common stock completed in March 2010. Excluding the impact of these secondary offering costs, selling, general and administrative expenses as a percentage of net sales, would have decreased to 26.6% in the thirteen weeks ended May 1, 2010.
Store operating expenses increased by $6.3 million in the thirteen weeks ended April 30, 2011 as compared to the thirteen weeks ended May 1, 2010, due primarily to the operation of 677 stores as of April 30, 2011 compared to the operation of 565 stores as of May 1, 2010. As a percentage of net sales, store operating expenses decreased to 18.8% for the thirteen weeks ended April 30, 2011 as compared to 19.0% in the thirteen weeks ended May 1, 2010, primarily as a result of leveraging of store payroll and related costs.
Administrative and general expenses decreased as a percentage of net sales to 7.4% for the thirteen weeks ended April 30, 2011 as compared to 8.0% in the thirteen weeks ended May 1, 2010. The decrease in costs as a percent of sales was a result of lower salary and related costs offset by stock compensation costs. Additionally, as mentioned, the Company incurred $0.6 million in secondary offering costs in March 2010.
Depreciation and Amortization Expense
Depreciation and amortization expenses increased by $1.1 million to $6.1 million in the thirteen weeks ended April 30, 2011 as compared to $5.0 million in the thirteen weeks ended May 1, 2010. Depreciation and amortization expense decreased as a percentage of net sales to 3.5% for the thirteen weeks ended April 30, 2011 as compared to 3.6% in the thirteen weeks ended May 1, 2010. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions as well as distribution center infrastructure investments.
Interest (Income) Expense, Net
Interest income increased by $50 to $22 interest income for the thirteen weeks ended April 30, 2011 as compared to interest expense of $28 for the thirteen weeks ended May 1, 2010 as a result of the Company increasing its cash balance on hand. The Company had no borrowings under the senior secured credit facility during the thirteen weeks ended April 30, 2011.
Provision for Income Taxes
The provision for income taxes increased $2.1 million to $6.2 million in the thirteen weeks ended April 30, 2011 as compared to $4.1 million in the thirteen weeks ended May 1, 2010. This increase was due primarily to the $5.9 million increase in pre-tax income. The effective tax rates were 39.1% and 41.4% for the thirteen weeks ended April 30, 2011 and the thirteen weeks ended May 1, 2010, respectively. The lower effective income tax rate for the thirteen weeks ended May 1, 2010 was primarily due to a discrete item the Company incurred for $0.6 million in expense related to our secondary offering of common stock completed in March 2010.
Net Income
Net income increased 65.2%, or $3.8 million, to $9.6 million for the thirteen weeks ended April 30, 2011 as compared to $5.8 million in the thirteen weeks ended May 1, 2010. This increase was due to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and availability under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores to the rue21 etc! format, including the additional working capital required for the related increase in merchandise inventories. Cash is also required for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.
As of April 30, 2011, we had cash and cash equivalents totaling $55.6 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at April 30, 2011 increased by $5.5 million from $50.1 million at January 29, 2011. Components of this change in cash for the thirteen weeks ended April 30, 2011, as well as for change in cash for the thirteen weeks ended May 1, 2010, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(in thousands)
Provided by operating activities	$18,179	$9,360
Used for investing activities	(12,974)	(8,658)
Provided by for financing activities	271	332

Increase in cash and cash equivalents	$5,476	$1,034

Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(in thousands)
Net income	$9,619	$5,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,103	4,983
Deferred taxes	(2,643)	(621)
Stock-based compensation	800	335
Merchandise inventory	(9,579)	(13,996)
Accounts payable	7,834	14,383
Other working capital components	5,964	(1,414)
All other	81	(131)

Net cash provided by operating activities	$18,179	$9,360

Net cash provided by operating activities was $18.2 million and $9.4 million for the thirteen weeks ended April 30, 2011 and the thirteen weeks ended May 1, 2010, respectively. The increase of $8.8 million in the thirteen weeks ended April 30, 2011 as compared to the thirteen weeks ended May 1, 2010 was primarily due to an increase in net income ($3.8 million), reduced merchandise inventory growth ($4.4 million) and improvement in other working capital components ($7.4 million), primarily deferred rent and tenant allowances. These cash inflows were principally offset by a reduction in the increase in accounts payable ($6.5 million).

Investing Activities
Investing activities consist principally in of capital expenditures for new and converted stores.

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(in thousands)
Capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment	$(7,187)	$(5,040)
Tenant allowances	(5,787)	(3,618)

Capital expenditures	$(12,974)	$(8,658)

For the thirteen weeks ended April 30, 2011 capital expenditures increased $4.3 million to $13.0 million as compared to $8.7 million in the thirteen weeks ended May 1, 2010. During the thirteen weeks ended April 30, 2011, we opened 39 new stores and converted 12 existing stores as compared to 31 new stores and 13 store conversions in the thirteen weeks ended May 1, 2010, respectively. Capital expenditures for the new stores and conversions of existing stores increased $1.9 million to $5.0 million during the thirteen weeks ended April 30, 2011 as compared to $3.1 million in the comparable prior year period. Additionally, capital expenditures for store fixtures increased $0.5 million during the thirteen weeks ended April 30, 2011 as compared to the thirteen weeks ended May 1, 2010. These increases were offset by lower capital expenditures for the distribution center of $0.5 million versus the comparable prior year period.
Financing Activities
Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share-based award activities.

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
	(in thousands)
Proceeds from stock options exercised	55	65
Excess tax benefits from stock-based award activities	216	267

Net cash provided by financing activities	$271	$332

Net cash of $0.3 million was provided by financing activities in the thirteen weeks ended April 30, 2011, which was primarily utilized to fund general corporate activities in the current fiscal year, compared to $0.3 million for the same period in 2010.
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
   Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00%, set quarterly depending upon average net availability under our senior secured credit facility during the previous quarter. As of April 30, 2011 and May 1, 2010, $0 was outstanding under the senior secured credit facility.
   Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of April 30, 2011 and expect to remain in compliance for the next twelve months.
Off Balance Sheet Arrangements
We are not a party to any off balance sheet arrangements.
Contractual Obligations
There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, other than those which occur in the normal course of business.
Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative information concerning our market risk since the end of the most recent fiscal year as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended April 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is not involved in any litigation at this time that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.
Item 1A. Risk Factors
There have been no significant changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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

rue21, inc.
Date: June 6, 2011	By	/s/ Robert Fisch
Robert Fisch
Chairman and Chief Executive Officer

Date: June 6, 2011	By	/s/ Keith McDonough
Keith McDonough
Senior Vice President and Chief Financial Officer