Form 10-Q
period 2011-07-30
rue21, inc.
filed 2011-09-01
CIK 1471458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock was 24,459,873 as of August 24, 2011.

rue21, inc.
Form 10-Q
Quarter Ended July 30, 2011
INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets: July 30, 2011 (unaudited), January 29, 2011 and July 31, 2010 (unaudited)	3

Consolidated Statements of Income: Thirteen and twenty-six weeks ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	4

Consolidated Statements of Cash Flows: Twenty-six weeks ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 6. Exhibits	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
rue21, inc. and subsidiaries
Consolidated Balance Sheets

	July 30,	January 29,	July 31,
	2011	2011	2010
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$43,404	$50,111	$16,669
Accounts receivable	13,777	6,733	10,825
Merchandise inventory, net	137,364	96,051	109,645
Prepaid expenses and other current assets	15,306	10,580	9,486
Deferred tax assets	5,645	5,024	4,404

Total current assets	215,496	168,499	151,029

Property and equipment, net	107,280	91,371	81,134

Other assets	980	921	976

Total assets	$323,756	$260,791	$233,139

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$115,906	$82,075	$86,679
Accrued expenses and other current liabilities	16,731	15,616	14,020
Accrued payroll and related taxes	11,228	12,053	9,778
Deferred rent and tenant allowances, current portion	8,212	7,033	6,461
Accrued income and franchise taxes	—	1,999	—

Total current liabilities	152,077	118,776	116,938

Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	44,063	34,235	31,219
Deferred tax liabilities	4,952	5,651	3,408

Total non-current liabilities	49,015	39,886	34,627

Commitments and Contingencies	—	—	—

Stockholders’ equity:

Common stock— par value $0.001 per share; 200,000 shares authorized; 24,459, 24,380 and 24,305 shares issued and outstanding, respectively.	24	24	24

Additional paid in capital	34,800	31,552	29,029
Retained earnings	87,840	70,553	52,521

Total stockholder’s equity	122,664	102,129	81,574

Total liabilities and stockholders’ equity	$323,756	$260,791	$233,139

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries
Consolidated Statements of Income

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
		(Unaudited)
		(in thousands, except per share data)

Net sales	$172,770	$142,950	$345,645	$280,722
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	105,141	88,406	210,769	173,947

Gross profit	67,629	54,544	134,876	106,775

Selling, general, and administrative expense	48,867	38,737	94,240	76,031
Depreciation and amortization expense	6,410	5,352	12,513	10,336

Income from operations	12,352	10,455	28,123	20,408

Interest (income) expense, net	(19)	30	(41)	57

Income before income taxes	12,371	10,425	28,164	20,351

Provision for income taxes	4,702	4,034	10,875	8,139

Net income	$7,669	$6,391	$17,289	$12,212

Basic income per common share	$0.31	$0.26	$0.71	$0.50
Diluted income per common share	$0.31	$0.26	$0.69	$0.49

Weighted average basic common shares outstanding	24,415	24,277	24,394	24,257
Weighted average diluted common shares outstanding	25,080	25,044	25,066	25,038
See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries
Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 30,	July 31,
	2011	2010
	(Unaudited, in thousands)
Operating activities:
Net income	$17,289	$12,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,513	10,336
Loss on fixed asset disposals	269	83
Impairment of long-lived assets	154	123
Deferred taxes	(1,320)	(959)
Stock based compensation	2,137	963
Excess tax benefits from stock-based compensation activities	(610)	(716)
Changes in:
Accounts receivable	(7,044)	(6,991)
Merchandise inventory, net	(41,313)	(36,952)
Prepaid expenses and other current assets	(4,726)	(2,703)
Accounts payable	33,831	26,716
Accrued payroll and related taxes	(825)	(677)
Accrued expenses and other current liabilities	1,115	(364)
Deferred rent and tenant allowances	11,006	8,180
Accrued income and franchise taxes	(1,389)	(1,685)
Other	(123)	(101)

Net cash provided by operating activities	20,964	7,465

Investing activities:
Acquisition of property and equipment	(28,781)	(18,502)
Proceeds from the sale of property and equipment	—	4

Net cash used for investing activities	(28,781)	(18,498)

Financing activities:
Excess tax benefits from stock-based compensation activities	610	716
Proceeds from stock options exercised	500	235

Net cash provided by financing activities	1,110	951

Decrease in cash and cash equivalents	(6,707)	(10,082)
Cash and cash equivalents, beginning of period	50,111	26,751

Cash and cash equivalents, end of period	$43,404	$16,669

Supplemental disclosure of cash flow information

Cash paid for interest (line of credit fees)	$150	$160

Cash paid for income taxes	$14,970	$11,822

See accompanying notes to the unaudited consolidated financial statements.

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)
NOTE 1 — Organization and Basis of Presentation
rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 710, 638 and 595 stores as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.
The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At July 30, 2011, the Company operated in one reportable segment.
In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2011 included in the Company’s Annual Report on Form 10-K.
The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full fiscal year.
NOTE 2 — Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “second quarter of 2011” and the “second quarter of 2010” refer to the thirteen week periods ending July 30, 2011 and July 31, 2010, respectively. “year-to-date 2011” and “year-to-date 2010” refer to the twenty-six week periods ending July 30, 2011 and July 31, 2010, respectively.
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
Seasonality
Our business is seasonal and historically we have realized a higher portion of our net sales, net income and operating cash flows at certain times of the year attributable to the impact of the back-to-school and holiday selling seasons. As a result, our working capital requirements fluctuate during the year. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.
Recent Accounting Standards
The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASUs to date that amend the original text of ASC. No ASU’s during the current period (i) provide supplemental guidance, (ii) are rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)
technical corrections, (iii) are applicable to the Company or (iv) are expected to have a significant impact on the Company.
Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.
NOTE 3 — Earnings Per Share
Earnings per common share has been computed as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$7,669	$6,391	$17,289	$12,212

Weighted average basic common shares outstanding	24,415	24,277	24,394	24,257
Impact of dilutive securities	665	767	672	781

Weighted average diluted common shares outstanding	25,080	25,044	25,066	25,038

Per common share:
Basic income per common share	$0.31	$0.26	$0.71	$0.50
Diluted income per common share	$0.31	$0.26	$0.69	$0.49
Equity awards to purchase 666,919, and 561,138 shares of common stock during the second quarter of 2011 and year-to-date 2011, respectively, and 393,000 and 278,000 shares of common stock for the second quarter of 2010 and year-to-date 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
NOTE 4 — Stock-Based Compensation
In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 731,878 stock options and 154,057 restricted stock units have been granted and no stock appreciation rights or restricted stock have been issued under the 2009 Plan.
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
The following table represents stock options granted, vested, and expired under the existing share-based compensation plans during the year-to-date 2011 period.

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)
Outstanding January 29, 2011	1,441	$15.63	7.83	$21,349
Granted	253	$30.25
Exercised	(80)	$6.28
Expired or forfeited	(39)	23.88

Outstanding July 30, 2011	1,575	$18.25	7.75	$23,494

Vested at July 30, 2011	672	$9.97	6.60	$15,507

As of July 30, 2011, the Company had 2,740,065 shares available for stock grants. The Company recognized $1.3 million and $2.1 million in compensation expense related to stock options during the second quarter of 2011 and year-to-date 2011, respectively, and $0.6 million and $1.0 million in compensation expense related to stock options for the second quarter of 2010 and year-to-date 2010, respectively. The weighted average fair value of stock options at the grant date was $16.24 and $16.23 during the second quarter of 2011 and year-to-date 2011, respectively, and $18.19 and $18.43 for the second quarter 2010 and year-to-date 2010, respectively. The intrinsic value of options exercised was $1.7 million and $2.1 million during the second quarter of 2011 and year-to-date 2011, respectively, $1.0 million and $1.8 million for the second quarter of 2010 and year-to-date 2010, respectively. All outstanding vested options are currently exercisable as of July 30, 2011.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Risk-free interest rate (1)	2.7%	2.8%	2.1%-2.9%	2.8%-3.4%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	55.0%	53.0%	55.0%	53.0%
Weighted average expected term (3)	6.0 years	6.3 years	6.0 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.
The following table summarizes information regarding non-vested outstanding stock options as of July 30, 2011:

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)

		Weighted
		Averaged Fair
		Value at Grant
	Shares	Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	881	$11.16

Granted	253	$16.23
Vested	(192)	$11.33
Cancelled	(39)	13.02

Non-vested as of July 30, 2011	903	$12.76

As of July 30, 2011, there was $11.5 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.43 years. The total fair value of shares vested during the second quarter of 2011 and year-to-date 2011 was $0.6 million and $2.2 million, respectively, and $3.1 million and $3.4 million for the second quarter of 2010 and year-to-date 2010, respectively.
Restricted Stock Units
Time-based restricted stock unit awards vest generally over three years.
The following table summarizes information regarding non-vested outstanding restricted stock units as of July 30, 2011:

		Weighted
		Averaged Fair
		Value at Grant
	Shares	Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	25	$30.49

Granted	130	$28.51
Vested	(1)	$29.82
Cancelled	(3)	30.12

Non-vested as of July 30, 2011	151	$28.80

As of July 30, 2011, there was $4.4 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.67 years. The total fair value of shares vested during the second quarter of 2011 and year-to-date 2011 was $15 for both respective periods. For the second quarter of 2010 and year-to-date 2010, no restricted stock units vested.

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)
NOTE 5 — Property, Plant and Equipment

	July 30,	January 29,	July 31,
	2011	2011	2010
		(in thousands)
Furniture and fixtures	$83,501	$73,635	$65,743
Leasehold improvements	91,375	75,445	63,404
Computer equipment, software and other	19,476	18,044	17,020

	194,352	167,124	146,167
Less accumulated depreciation and amortization	(87,072)	(75,753)	(65,033)

	$107,280	$91,371	$81,134

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value, which is determined based upon prices for similar assets. Impairment charges are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income.
NOTE 6 — Fair Value
The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $43.4 million, $50.1 million and $16.7 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively, are reported at fair value utilizing Level 1 inputs.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. The Company determined that the fair value measurements related to the impaired long lived assets disclosed in Note 5 are derived from significant other observable inputs. These non-financial assets are measured on a non-recurring basis when events and circumstances warrant.
     In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of July 30, 2011 and July 31, 2010:

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)

	Fair Value Measurements at July 30, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
Cash and cash Equivalents
Cash	$43,404	$43,404	$—	$—

Total	$43,404	$43,404	$—	$—

	Fair Value Measurements at July 31, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
Cash and cash Equivalents
Cash	$16,669	$16,669	$—	$—

Total	$16,669	$16,669	$—	$—

NOTE 7— Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the second quarter of 2011 was 38.0% as compared to 38.7% for the second quarter of 2010. The lower effective income tax rate was primarily due to state income tax credits taken in the current year. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the second quarter and year-to-date of 2011 and 2010, respectively, was not material.
The year-to-date 2011 effective income tax rate was 38.6% as compared to 40.0% for the year-to-date 2010 period. The lower effective income tax rate was principally due to state income tax credits, disqualifying dispositions of stock options as well as reduced permanent tax differences in the current year.
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

rue2l, inc. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Thirteen and Twenty-Six weeks ended July 30, 2011 and July 31, 2010
(Dollars in thousands unless otherwise indicated)
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
.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:
•	our failure to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	our failure to successfully execute our growth strategy, due to delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•	risks and challenges in connection with sourcing merchandise from third party domestic and foreign vendors, including the risk that current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs;

•	our failure to maintain effective internal controls; and

•	other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 29, 2011.

     Our Business
     We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2010” refer to the fiscal year ended January 29, 2011.
     rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of July 30, 2011, we operated 710 stores in 46 states.
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
     Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:
•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to fashion trends and customer preferences;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the level of customer service that we provide in our stores;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close and convert in any period in any particular market.
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
     Our business is seasonal and historically we have realized a higher portion of our net sales, net income and operating cash flows at certain times of the year attributable to the impact of the back-to-school and holiday selling seasons. As a result, our working capital requirements fluctuate during the year. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.
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
Selling, General and Administrative Expense
     Selling, general and administrative expense includes administration, share-based compensation and store expenses, but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionately with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. We expect that our selling, general and administrative expense will increase in future periods due to our continuing store growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules and regulations will result in significant legal and accounting costs.
Selected Second Quarter and Year-to-Date Highlights:
•	Net sales increased 20.9% to $172.8 million in the second quarter of 2011, compared to $143.0 million in the second quarter of 2010. Comparable store sales decreased by 0.3% in the second quarter of 2011 as compared to a decrease of 1.6% in the second quarter of 2010. For the year-to-date 2011 period, net sales increased 23.1% to $345.6 million, as compared to $280.7 million in the year-to-date 2010 period. Comparable sales increased by 2.4% in the year-to-date 2011 period as compared to an increase of 2.8% in the year-to-date 2010 period.

•	In the second quarter of 2011, gross margin increased 90 basis points to 39.1% from 38.2% in the second quarter of 2010. Gross margin year-to-date increased 100 basis points to 39.0% in the year-to-date 2011 period as compared to 38.0% in the year-to-date period of 2010.

•	Diluted net income per common share was $0.31 in the second quarter of 2011 compared to diluted income per common share of $0.26 in the second quarter of 2010. For the year-to-date, diluted income was $0.69, as compared to $0.49 in the year to date 2010 period.

Results of Operations
     The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
		(Unaudited)
		(in thousands, except operating data)
Net sales	$172,770	$142,950	$345,645	$280,722
Cost of goods sold	105,141	88,406	210,769	173,947

Gross profit	67,629	54,544	134,876	106,775
Selling, general and administrative expenses	48,867	38,737	94,240	76,031
Depreciation and amortization expense	6,410	5,352	12,513	10,336

Income from operations	12,352	10,455	28,123	20,408
Interest (income) expense, net	(19)	30	(41)	57

Income before income taxes	12,371	10,425	28,164	20,351
Provision for income taxes	4,702	4,034	10,875	8,139

Net income	$7,669	$6,391	$17,289	$12,212

Net income per common share
Basic	0.31	0.26	0.71	0.50
Diluted	0.31	0.26	0.69	0.49
Weighted average common shares outstanding
Basic	24,415	24,277	24,394	24,257
Diluted	25,080	25,044	25,066	25,038

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.9%	61.8%	61.0%	62.0%

Gross margin	39.1%	38.2%	39.0%	38.0%
Selling, general and administrative expenses	28.3%	27.1%	27.3%	27.1%
Depreciation and amortization expense	3.7%	3.7%	3.6%	3.7%

Income from operations	7.1%	7.3%	8.1%	7.3%
Interest (income) expense, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	7.2%	7.3%	8.1%	7.3%
Provision for income taxes	2.7%	2.8%	3.1%	2.9%

Net income	4.4%	4.5%	5.0%	4.4%

Effective Tax Rate	38.0%	38.7%	38.6%	40.0%

Operating Data (unaudited)

Number of stores open at the end of the period	710	595	710	595
Comparable store sales change	-0.3%	-1.6%	2.4%	2.8%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Girls
Apparel	57.2%	58.4%	57.2%	57.7%
Accessories	25.3%	23.9%	25.8%	24.6%

Guys Apparel and Accessories	17.5%	17.7%	17.0%	17.7%

Total	100.0%	100.0%	100.0%	100.0%

Second Quarter of 2011 Compared to Second Quarter of 2010
Net Sales
During the second quarter of 2011, our net sales increased 20.9%, or $29.8 million, to $172.8 million as compared to $143.0 million in the second quarter of 2010. This increase in net sales was due to an increase of approximately 14% in the number of transactions, primarily driven by new store openings during fiscal year 2011. Net sales also increased due to an increase of approximately 5% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the second quarter of 2011, we opened 34 new stores with 1 store closure compared to 31 new stores and 1 store closure in the second quarter of 2010. Our comparable store sales decreased slightly at 0.3% in the second quarter of 2011 compared to a decrease of 1.6% in the second quarter of 2010. There were 556 comparable stores and 154 non-comparable stores open at July 30, 2011 compared to 469 and 126, respectively, at July 31, 2010.
During the second quarter of 2011, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 18%, 27% and 19%, respectively, as compared to the second quarter of 2010. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.
Gross Profit
Gross profit increased 24.0%, or $13.1 million, in the second quarter of 2011 to $67.6 million as compared to $54.5 million in the second quarter of 2010. Gross margin increased 90 basis points to 39.1% for the second quarter of 2011 from 38.2% for the second quarter of 2010. This increase in gross margin was primarily attributable to improvement in merchandise margin, driven primarily from reduced markdowns. Gross margin was negatively impacted by store occupancy costs, which were partially offset by freight and distribution costs.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 26.2%, or $10.1 million, to $48.9 million in the second quarter of 2011 as compared to $38.7 million in the second quarter of 2010. As a percentage of net sales, selling, general and administrative expense increased to 28.3% in the second quarter of 2011 as compared to 27.1% in the second quarter of 2010.
Store operating expenses increased by $8.1 million in the second quarter of 2011 as compared to the second quarter of 2010 due primarily to the operation of 710 stores as of July 30, 2011 compared to the operation of 595 stores as of July 31, 2010. As a percentage of net sales, store operating expenses increased to 21.0% for the second quarter of 2011 as compared to 19.7% in the second quarter of 2010, primarily as a result of store payroll and related costs, utility costs, and insurance expenses.
Administrative and general expenses decreased as a percentage of net sales to 7.3% for the second quarter of 2011 as compared to 7.4% in the second quarter of 2010. The decrease in costs as a percent of sales was a result of lower salary and related costs offset by stock compensation costs.

Depreciation and Amortization Expense
Depreciation and amortization expenses increased by $1.0 million to $6.4 million in the second quarter of 2011 as compared to $5.4 million in the second quarter of 2010. Depreciation and amortization expense was flat as a percentage of net sales at 3.7% during the second quarter of 2011 and 2010.
Interest (Income) Expense, Net
Interest income increased by $49,000 to $19,000 interest income for the second quarter of 2011 as compared to interest expense of $30,000 for the second quarter of 2010 as a result of the Company increasing its cash balance on hand. The Company had no borrowings under the senior secured credit facility during the second quarter of 2011.
Provision for Income Taxes
The provision for income taxes increased $0.7 million to $4.7 million in the second quarter of 2011 as compared to $4.0 million in the second quarter of 2010. This increase was due primarily to the $1.9 million increase in pre-tax income. The effective tax rates were 38.0% and 38.7% for the second quarter of 2011 and 2010, respectively. The lower effective income tax rate for the second quarter of 2011 was primarily due to a discrete item the Company received in state tax credits and disqualifying dispositions of stock options.
Net Income
Net income increased 20.0%, or $1.3 million, to $7.7 million for the second quarter of 2011 as compared to $6.4 million in the second quarter of 2010. This increase was due to the factors discussed above.
Year-to-date 2011 Compared to Year-to-date 2010
Net Sales
Net Sales increased 23.1%, or $64.9 million, to $345.6 million for the year-to-date 2011 from $280.7 million for the year-to-date 2010. The increase in net sales was due to an approximately 16% increase in the number of transactions, primarily driven by new stores opened in 2011. Net sales also increased due to an increase of approximately 6% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the year-to-date 2011 period, we opened 73 new stores and closed 1 store as compared to 62 news stores and 2 closures in the year-to-date 2010 period. Our comparable store sales increased 2.4% for the year-to-date 2011 period compared to an increase of 2.8% for the year-to-date 2010 period. There were 556 comparable and 154 non-comparable stores at July 30, 2011 compared to 469 and 126, respectively, at July 31, 2010.
During year-to-date 2011, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 22%, 29% and 18%, respectively, as compared to the year-to-date 2010 period. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.
Gross Profit
Gross profit increased 26.3%, or $28.1 million, in the year-to-date 2011 period to $134.9 million as compared to $106.8 million in the year-to-date 2010 period. Gross margin increased 100 basis points to 39.0% for the year-to-date 2011 period from 38.0% for the year-to-date 2010 period. The increase in gross margin was primarily attributable to increased merchandise margin. Gross margin was partially offset by occupancy costs, however, improved due to lower freight and distribution center costs as a percentage of sales.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 23.9%, or $18.2 million, to $94.2 million in the year-to-date 2011 period as compared to $76.0 million in the year-to-date 2010 period. As a percentage of net sales, selling, general and administrative expense increased to 27.3% in the year-to-date 2011 period as compared to 27.1% in the year-to-date 2010 period. During the year-to-date 2010 period, we incurred $0.6 million in expense related to our secondary offering of common stock completed in March 2010. Excluding the impact of these secondary offering costs, selling, general and administrative expenses as a percentage of net sales, would have decreased to 26.9% in the year-to-date 2010 period. Store operating expenses increased by $14.4 million in the year-to-

date 2011 period as compared to the year-to-date 2010 period, due primarily to the operation of 710 stores as of July 30, 2011 compared to the operation of 595 stores as of July 31, 2010. As a percentage of net sales, store operating expenses increased to 19.9% for the year-to-date 2011 period as compared to 19.4% in the year-to-date 2010 period, primarily as a result of increasing costs of store payroll and insurance costs as a rate to sales.
Administrative and general expenses decreased as a percentage of net sales to 7.4% for the year-to-date 2011 period as compared to 7.7% in the year-to-date 2010 period. The decrease in costs as a percent of sales was primarily a result of lower salary and related costs offset by stock compensation costs. Additionally, as mentioned, the Company incurred $0.6 million in secondary offering costs in March 2010.
Depreciation and Amortization Expense
Depreciation and amortization expenses increased by $2.2 million to $12.5 million in the year-to-date 2011 period as compared to $10.3 million in the year-to-date 2010 period. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions as well as distribution center infrastructure investments. Depreciation and amortization expense decreased as a percentage of net sales to 3.6% for the year-to-date 2011 period as compared to 3.7% in the year-to-date 2010 period.
Interest (Income) Expense, Net
Interest income was $41,000 for the year-to-date 2011 period as compared to interest expense of $57,000 for the year-to-date 2010 period as a result of the Company increasing it cash balance on hand. The Company had no borrowings under the senior secured credit facility during the year-to-date 2011.
Provision for Income Taxes
The provision for income taxes increased $2.7 million to $10.9 million in the year-to-date 2011 period as compared to $8.1 million in the year-to-date 2010 period. This increase was due primarily to the $7.8 million increase in pre-tax income. The effective tax rates were 38.6% and 40.0% for the year-to-date 2011 and the year-to-date 2010 periods, respectively. The lower effective income tax rate for the year-to-date 2011 period was primarily due to a discrete item the Company incurred for $0.6 million in expense related to our secondary offering of common stock completed in March 2010.
Net Income
Net income increased 41.6%, or $5.1 million, to $17.3 million for the year-to-date 2011 period from $12.2 million for the year-to-date 2010 period. The increase was due to the factors discussed above.
Liquidity and Capital Resources
We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facility will be adequate to meet foreseeable liquidity needs. Our primary sources of liquidity are cash flows from operations and availability under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores to the rue21 etc! format, including the additional working capital required for the related increase in merchandise inventories. Cash is also required for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities.
As of July 30, 2011, we had cash and cash equivalents totaling $43.4 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at July 30, 2011 decreased by $6.7 million from $50.1 million at January 29, 2011. Components of this change in cash for the year-to-date 2011 period, as well as for change in cash for the year-to-date 2010 period, are provided below in more detail.
A summary of operating, investing and financing activities are shown in the following table:

	Twenty-six weeks ended
	July 30,	July 31,
	2011	2010
	(in thousands)
Provided by operating activities	$20,964	$7,465
Used for investing activities	(28,781)	(18,498)
Provided by for financing activities	1,110	951

Decrease in cash and cash equivalents	$(6,707)	$(10,082)

Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Twenty-six weeks ended
	July 30,	July 31,
	2011	2010
	(in thousands)
Net income	$17,289	$12,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,513	10,336
Deferred taxes	(1,320)	(959)
Stock-based compensation	2,137	963
Merchandise inventory	(41,313)	(36,952)
Accounts payable	33,831	26,716
Other working capital components	(1,986)	(4,341)
All other	(187)	(510)

Net cash provided by operating activities	$20,964	$7,465

Net cash provided by operating activities was $21.0 million and $7.5 million for the year-to-date 2011 period and the year-to-date 2010 period, respectively. The increase of $13.5 million in the year-to-date 2011 period as compared to the year-to-date 2010 period was primarily due to an increase in net income ($5.1 million), increased growth in accounts payable ($7.1 million) offset by increased merchandise inventory growth ($4.4 million) and improvement in other working capital components ($2.4 million), primarily deferred rent and tenant allowances. Depreciation and amortization increased $2.2 million.
Investing Activities
Investing activities consist principally in of capital expenditures for new and converted stores.

	Twenty-six weeks ended
	July 30,	July 31,
	2011	2010
	(in thousands)
Capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment	$(17,134)	$(11,301)
Tenant allowances	(11,647)	(7,201)

Net cash used for investing activities	$(28,781)	$(18,502)

For the year-to-date 2011 period capital expenditures increased $10.3 million to $28.8 million as compared to $18.5 million in the year-to-date 2010 period. During the year-to-date 2011 period, we opened 73 new stores and converted 26 existing stores as compared to 62 new stores and 22 store conversions in the year-to-date 2010 period, respectively. Capital expenditures for the new stores and conversions of existing stores increased $4.4 million to $11.6 million during the year-to-date 2011 period as compared to $7.2 million in the comparable prior year period. Additionally, capital expenditures for store fixtures increased $1.1 million during the year-to-date 2011 period as compared to the year-to-date 2010 period. These increases were offset by lower capital expenditures for the distribution center of $0.5 million versus the comparable prior year period. The company expects total capital expenditures for fiscal year 2011 to be approximately $39.0 million.
Financing Activities
Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share- based award activities.

	Twenty-six weeks ended
	July 30,	July 31,
	2011	2010
	(in thousands)
Proceeds from stock options exercised	$500	$235
Excess tax benefits from stock-based award activities	610	716

Net cash provided by financing activities	$1,110	$951

Net cash of $1.1 million was provided by financing activities in the year-to-date 2011 period, in the current fiscal year, compared to $1.0 million for the same period in 2010.
Senior Secured Credit Facility
Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. As of July 30, 2011 and July 31, 2010, $0 was outstanding under the senior secured credit facility.
Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of July 30, 2011 and expect to remain in compliance for the next twelve months.

Off Balance Sheet Arrangements
We are not a party to any off balance sheet arrangements.
Contractual Obligations
Except as set forth below, there have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, other than those which occur in the normal course of business.
On July 8, 2011, the Company entered into a Lease (the “New Lease”) with the West Virginia Economic Development Authority (“Landlord”) in order to expand its distribution center facility located in Weirton, West Virginia (the “DC Facility”). The Company currently leases the DC Facility under that certain Lease Agreement, by and between Landlord and the Company, dated as of June 28, 1999 (the “Original Lease”), as amended. The premises leased pursuant to the Original Lease consisted of an existing building containing approximately 189,600 rentable square feet of space (the “Existing Building”) located at Three Springs Industrial and Business Park in Weirton, West Virginia. The premises under the New Lease consist of both the Existing Building and an addition to be built containing approximately 185,000 square feet of space (the “Expansion Building”). Upon delivery of the Expansion Building and commencement of the initial term of the New Lease, the Original Lease will terminate. Delivery of the Expansion Building is expected to occur in the fiscal fourth quarter of 2011 upon which the company will recognize straight-line rent expense in accordance with current accounting principles. During the initial term, the Company’s base rent will be $1.4 million a year, payable in monthly installments of $116,667, plus adjustments of $6.60 per month for each $1,000 of the purchase price of the Expansion Building exceeding $8.1 million. During the Initial Term, the minimum expected aggregate base rent is expected to be approximately $21.0 million.
The description of the New Lease and termination of the Original Lease contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 is incorporated by reference herein and is qualified in its entirety by reference to the text of the New Lease, a copy of which is attached as Exhibit 10.1 to such Current Report on Form 8-K and to the text of the Original Lease, a copy of which is attached as Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 13, 2009 (File No. 333-161850) (the “Registration Statement”), as amended by the First Amendment, a copy of which is attached as Exhibit 10.8.1 to the Registration Statement and each of which is incorporated by reference herein.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the consolidated financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative information concerning our market risk since the end of the most recent fiscal year as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the second quarter of 2011 period that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

10.1	Lease by and between West Virginia Economic Development Authority, as Landlord, and rue21, inc. as Tenant, dated July 8, 2011, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 14, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data File

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.
Date: September 1, 2011	By	/s/ Robert Fisch
Robert Fisch
Chairman and Chief Executive Officer

Date: September 1, 2011	By	/s/ Keith McDonough
Keith McDonough
Senior Vice President and Chief Financial Officer