Form 10-Q
period 2011-10-29
rue21, inc.
filed 2011-12-02
CIK 1471458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock was 24,463,329 as of November 21, 2011.

rue21, inc.

Form 10-Q

Quarter Ended October 29, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

rue21, inc. and subsidiaries

Consolidated Balance Sheets

	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$36,071	$50,111	$18,696
Accounts receivable	11,221	6,733	8,464
Merchandise inventory, net	142,869	96,051	113,247
Prepaid expenses and other current assets	13,763	10,580	9,705
Deferred tax assets	6,527	5,024	5,831

Total current assets	210,451	168,499	155,943

Property and equipment, net	115,109	91,371	89,303

Other assets	961	921	940

Total assets	$326,521	$260,791	$246,186

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104,879	$82,075	$84,590
Accrued expenses and other current liabilities	16,020	15,616	14,502
Accrued payroll and related taxes	10,099	12,053	9,544
Deferred rent and tenant allowances, current portion	8,630	7,033	6,815
Accrued income and franchise taxes	2,252	1,999	4,165

Total current liabilities	141,880	118,776	119,616

Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	46,212	34,235	33,261
Deferred tax liabilities	5,599	5,651	3,578

Total non-current liabilities	51,811	39,886	36,839

Commitments and Contingencies	—	—	—

Stockholders’ equity:

Common stock— par value $0.001 per share; 200,000 shares authorized; 24,463, 24,380 and 24,325 shares issued and outstanding, respectively.	24	24	24
Additional paid in capital	36,224	31,552	30,043
Retained earnings	96,582	70,553	59,664

Total stockholder’s equity	132,830	102,129	89,731

Total liabilities and stockholders’ equity	$326,521	$260,791	$246,186

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Income

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(Unaudited)
	(in thousands, except per share data)
Net sales	$194,761	$163,913	$540,406	$444,635
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	123,361	103,860	334,130	277,807

Gross profit	71,400	60,053	206,276	166,828

Selling, general, and administrative expense	50,805	42,637	145,045	118,668
Depreciation and amortization expense	6,843	5,698	19,356	16,033

Income from operations	13,752	11,718	41,875	32,127

Interest (income) expense, net	16	18	(25)	76

Income before income taxes	13,736	11,700	41,900	32,051

Provision for income taxes	4,995	4,557	15,870	12,696

Net income	$8,741	$7,143	$26,030	$19,355

Basic income per common share	$0.36	$0.29	$1.07	$0.80
Diluted income per common share	$0.35	$0.29	$1.04	$0.77

Weighted average basic common shares outstanding	24,461	24,310	24,407	24,267
Weighted average diluted common shares outstanding	25,066	24,972	25,057	25,003

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Cash Flows

	$26,030	$26,030
	Thirty-nine weeks ended
	October 29, 2011	October 30, 2010
	(Unaudited, in thousands)
Operating activities:
Net income	$26,030	$19,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,356	16,033
Loss on fixed asset disposals	312	147
Impairment of long-lived assets	285	123
Deferred taxes	(1,555)	(2,216)
Stock based compensation	3,522	1,573
Excess tax benefits from stock-based compensation activities	(618)	(1,010)
Changes in:
Accounts receivable	(4,489)	(4,630)
Merchandise inventory, net	(46,818)	(40,554)
Prepaid expenses and other current assets	(3,183)	(2,922)
Accounts payable	22,804	24,627
Accrued payroll and related taxes	(1,954)	(907)
Accrued expenses and other current liabilities	404	118
Deferred rent and tenant allowances	13,574	10,576
Accrued income and franchise taxes	872	2,774
Other	(136)	(99)

Net cash provided by operating activities	28,406	22,988

Investing activities:
Acquisition of property and equipment	(43,595)	(32,402)
Proceeds from the sale of property and equipment	—	4

Net cash used for investing activities	(43,595)	(32,398)

Financing activities:
Excess tax benefits from stock-based compensation activities	618	1,010
Proceeds from stock options exercised	531	345

Net cash provided by financing activities	1,149	1,355

Decrease in cash and cash equivalents	(14,040)	(8,055)
Cash and cash equivalents, beginning of period	50,111	26,751

Cash and cash equivalents, end of period	$36,071	$18,696

Supplemental disclosure of cash flow information

Cash paid for interest (line of credit fees)	$226	$236

Cash paid for income taxes	$16,462	$12,249

See accompanying notes to the unaudited consolidated financial statements.

Rue21, inc and subsidiaries

Noted to unaudited Consolidated Financial Statements

Thirteen and Thirty-Nine weeks ended October 29, 2011 and October 30, 2010

(Dollars in thousands unless otherwise indicated)

NOTE 1 — Organization and Basis of Presentation

rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 740, 638 and 628 stores as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At October 29, 2011, the Company operated in one reportable segment.

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

NOTE 2 — Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “third quarter of 2011” and the “third quarter of 2010” refer to the thirteen week periods ending October 29, 2011 and October 30, 2010, respectively. “Year-to-date 2011” and “year-to-date 2010” refer to the thirty-nine week periods ending October 29, 2011 and October 30, 2010, respectively.

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

Recent Accounting Standards

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASUs to date that amend the original text of ASC. No ASU’s during the current period (i) provide supplemental guidance, (ii) are technical corrections, (iii) are applicable to the Company or (iv) are expected to have a significant impact on the Company.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.

NOTE 3 — Earnings Per Share

Earnings per common share has been computed as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands, except per share data)
Net income	$8,741	$7,143	$26,030	$19,355

Weighted average basic common shares outstanding	24,461	24,310	24,407	24,267
Impact of dilutive securities	605	662	650	736

Weighted average diluted common shares outstanding	25,066	24,972	25,057	25,003

Per common share:
Basic income per common share	$0.36	$0.29	$1.07	$0.80
Diluted income per common share	$0.35	$0.29	$1.04	$0.77

Equity awards to purchase 787,406, and 670,270 shares of common stock during the third quarter of 2011 and year-to-date 2011, respectively, and 393,000 and 311,000 shares of common stock for the third quarter of 2010 and year-to-date 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

NOTE 4 — Stock-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 753,378 stock options and 163,798 restricted stock units have been granted and no stock appreciation rights or restricted stock have been issued under the 2009 Plan.

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

On November 11, 2011, the Compensation Committee approved a new form of Restricted Stock Unit Award Agreement (the “RSU Agreement”) for the 2009 Plan, which replaces the prior form of Restricted Stock Award Agreement filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 29, 2011. The RSU Agreement clarifies delivery and withholding procedures upon vesting of awards. The material terms of an award of restricted stock units, including applicable vesting terms, the treatment of awards upon termination of employment and potential tax consequences, were not affected by the Committee’s approval of the RSU Agreement. The summary of the RSU Agreement is qualified in its entirety by reference to the full text of the RSU Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

The following table represents stock options granted, vested, and expired under the existing share-based compensation plans during the year-to-date 2011 period.

	Common Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)
Outstanding January 29, 2011	1,441	$15.63	7.83	$21,349
Granted	274	$30.02
Exercised	(83)	$6.39
Expired or forfeited	(45)	$24.79

Outstanding October 29, 2011	1,587	$18.34	7.53	$17,328

Vested at October 29, 2011	773	$9.88	6.36	$13,984

As of October 29, 2011, the Company had 2,708,824 shares available for stock grants. The Company recognized $1.4 million and $3.5 million in compensation expense related to stock options during the third quarter of 2011 and year-to-date 2011, respectively, and $0.6 million and $1.6 million in compensation expense related to stock options for the third quarter of 2010 and year-to-date 2010, respectively. The weighted average fair value of stock options at the grant date was $19.02 and $16.45 during the third quarter of 2011 and year-to-date 2011, respectively, and $14.24 and $18.18 for the third quarter 2010 and year-to-date 2010, respectively. The intrinsic value of options exercised was $0.1 million and $2.1 million during the third quarter of 2011 and year-to-date 2011, respectively, and $0.4 million and $2.4 million for the third quarter of 2010 and year-to-date 2010, respectively. All outstanding vested options are currently exercisable as of October 29, 2011.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Risk-free interest rate (1)	1.2%-2.3%	1.5%-1.9%	1.2%-2.9%	1.5%-3.4%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	55.0%	55.0%	55.0%	53.0% -55.0%
Weighted average expected term (3)	6.0 years	6.4 years	6.0 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.
(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

The following table summarizes information regarding non-vested outstanding stock options as of October 29, 2011:

	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	881	$11.16

Granted	274	$16.45
Vested	(299)	$7.90
Cancelled	(42)	$13.27

Non-vested as of October 29, 2011	814	$14.34

As of October 29, 2011, there was $11.7 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of shares vested during the third quarter of 2011 and year-to-date 2011 was $0.2 million and $2.4 million, respectively, and $3.1 million and $6.5 million for the third quarter of 2010 and year-to-date 2010, respectively.

Restricted Stock Units

Time-based restricted stock unit awards vest generally over three years.

The following table summarizes information regarding non-vested outstanding restricted stock units as of October 29, 2011:

	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	25	$30.49

Granted	139	$26.52
Vested	(1)	$20.16
Cancelled	(3)	$30.12

Non-vested as of October 29, 2011	160	$27.08

As of October 29, 2011, there was $4.3 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.44 years. The total fair value of shares vested during the third quarter of 2011 and year-to-date 2011 was $0 and $15 for both respective periods. For the third quarter of 2010 and year-to-date 2010, no restricted stock units vested.

The Company’s director compensation policy allows non-employee directors to defer all or any portion of any cash retainer in exchange for receipt of fully vested deferred stock units. As of October 29, 2011, 744 deferred stock units had vested. As of October 30, 2010, no deferred stock units had vested.

NOTE 5 — Property, Plant and Equipment

	October 29, 2011	January 29, 2011	October 30, 2010
	(in thousands)
Furniture and fixtures	$89,148	$73,635	$70,960
Leasehold improvements	98,949	75,445	71,451
Computer equipment, software and other	20,559	18,044	17,522

	208,656	167,124	159,933
Less accumulated depreciation and amortization	(93,547)	(75,753)	(70,630)

	$115,109	$91,371	$89,303

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

NOTE 6 — Fair Value

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash and cash equivalents of $36.1 million, $50.1 million and $18.7 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively, are reported at fair value utilizing Level 1 inputs.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of October 29, 2011 and October 30, 2010:

	Fair Value Measurements at October 29, 2011
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$36,071	$36,071	$—	$—

Total	$36,071	$36,071	$—	$—

	Fair Value Measurements at October 30, 2010
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$18,696	$18,696	$—	$—

Total	$18,696	$18,696	$—	$—

NOTE 7— Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the third quarter of 2011 was 36.4% as compared to 38.9% for the third quarter of 2010. The lower effective income tax rate was primarily due to discrete events relating to lower non-deductible permanent items over the prior year. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the third quarter and year-to-date of 2011 and 2010, respectively, was not material.

The year-to-date 2011 effective income tax rate was 37.9% as compared to 39.6% for the year-to-date 2010 period. The lower effective income tax rate was principally due to state income tax credits, disqualifying dispositions of stock options as well as lower permanent tax differences in the current year.

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

NOTE 8 — Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is not involved in any litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:

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

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs;

•	our failure to maintain effective internal controls and;

•	other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 29, 2011.

Our Business

We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2011” refer to the fiscal year ended January 28, 2012.

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of October 29, 2011, we operated 740 stores in 46 states.

Performance Metrics

In order to monitor the Company’s success, the Company’s management monitors certain key performance metrics, including:

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts. Net sales consist of sales from comparable stores and non-comparable stores.

Comparable Store Sales

A store is included in comparable store sales on the first day of the sixteenth month after its opening, as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability generally is achieved twelve months after the initial three-month period of store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in the process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.

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

Selected Third Quarter and Year-to-Date Highlights:

•

Net sales increased 18.8% to $194.8 million in the third quarter of 2011, compared to $163.9 million in the third quarter of 2010. Comparable store sales were flat in the third quarter of 2011 as compared to an increase of 1.8% in the third quarter of 2010. For the year-to-date 2011 period, net sales increased 21.5% to $540.4 million, as compared to $444.6 million in the year-to-date 2010 period. Comparable sales increased by 1.5% in the year-to-date 2011 period as compared to an increase of 2.4% in the year-to-date 2010 period.

•

In the third quarter of 2011, gross margin increased 10 basis points to 36.7% from 36.6% in the third quarter of 2010. Gross margin year-to-date increased 70 basis points to 38.2% in the year-to-date 2011 period as compared to 37.5% in the year-to-date period of 2010.

•

Diluted net income per common share was $0.35 in the third quarter of 2011 compared to diluted income per common share of $0.29 in the third quarter of 2010. For the year-to-date, diluted income was $1.04, as compared to $0.77 in the year to date 2010 period.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(Unaudited)
	(in thousands, except operating data)
Net sales	$194,761	$163,913	$540,406	$444,635
Cost of goods sold	123,361	103,860	334,130	277,807

Gross profit	71,400	60,053	206,276	166,828
Selling, general and administrative expenses	50,805	42,637	145,045	118,668
Depreciation and amortization expense	6,843	5,698	19,356	16,033

Income from operations	13,752	11,718	41,875	32,127
Interest (income) expense, net	16	18	(25)	76

Income before income taxes	13,736	11,700	41,900	32,051
Provision for income taxes	4,995	4,557	15,870	12,696

Net income	$8,741	$7,143	$26,030	$19,355

Net income per common share
Basic	0.36	0.29	1.07	0.80
Diluted	0.35	0.29	1.04	0.77
Weighted average common shares outstanding
Basic	24,461	24,310	24,407	24,267
Diluted	25,066	24,972	25,057	25,003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.3%	63.4%	61.8%	62.5%

Gross margin	36.7%	36.6%	38.2%	37.5%
Selling, general and administrative expenses	26.1%	26.0%	26.8%	26.7%
Depreciation and amortization expense	3.5%	3.5%	3.6%	3.6%

Income from operations	7.1%	7.1%	7.8%	7.2%
Interest (income) expense, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	7.1%	7.1%	7.8%	7.2%
Provision for income taxes	2.6%	2.8%	2.9%	2.9%

Net income	4.5%	4.3%	4.8%	4.3%

Effective Tax Rate	36.4%	38.9%	37.9%	39.6%

Operating Data (unaudited)

Number of stores open at the end of the period	740	628	740	628
Comparable store sales change	0.0%	1.8%	1.5%	2.4%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Girls
Apparel	56.2%	57.7%	56.8%	57.7%
Accessories	25.2%	24.2%	25.6%	24.5%

Guys Apparel and Accessories	18.6%	18.1%	17.6%	17.8%

Total	100.0%	100.0%	100.0%	100.0%

Third Quarter of 2011 Compared to Third Quarter of 2010

Net Sales

During the third quarter of 2011, our net sales increased 18.8%, or $30.9 million, to $194.8 million as compared to $163.9 million in the third quarter of 2010. This increase in net sales was due to an approximate 15% increase in the number of transactions, driven by new store openings during fiscal year 2011. Net sales also increased due to an increase of approximately 3% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the third quarter of 2011, we opened 30 new stores compared to 33 new stores in the third quarter of 2010. Our comparable store sales were flat in the third quarter of 2011 compared to an increase of 1.8% in the third quarter of 2010. There were 580 comparable stores and 160 non-comparable stores open at October 29, 2011 compared to 493 and 135, respectively, at October 30, 2010.

During the third quarter of 2011, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 16%, 24% and 22%, respectively, as compared to the third quarter of 2010. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.

Gross Profit

Gross profit increased 18.9%, or $11.3 million, in the third quarter of 2011 to $71.4 million as compared to $60.1 million in the third quarter of 2010. Gross margin increased 10 basis points to 36.7% for the third quarter of 2011 from 36.6% for the third quarter of 2010. This increase in gross margin was attributable to improvement in merchandise margin, driven primarily from increased initial markup and lower distribution and freight costs offset by higher store occupancy costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 19.2%, or $8.2 million, to $50.8 million in the third quarter of 2011 as compared to $42.6 million in the third quarter of 2010. As a percentage of net sales, selling, general and administrative expense increased to 26.1% in the third quarter of 2011 as compared to 26.0% in the third quarter of 2010.

Store operating expenses increased by $6.3 million in the third quarter of 2011 as compared to the third quarter of 2010 due primarily to the operation of 740 stores as of October 29, 2011 compared to the operation of 628 stores as of October 30, 2010. As a percentage of net sales, store operating expenses increased to 19.5% for the third quarter of 2011 as compared to 19.4% in the third quarter of 2010, primarily as a result of store payroll and utility costs offset by lower benefit expenses.

Administrative and general expenses decreased as a percentage of net sales to 6.5% for the third quarter of 2011 as compared to 6.6% in the third quarter of 2010.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased by $1.1 million to $6.8 million in the third quarter of 2011 as compared to $5.7 million in the third quarter of 2010. Depreciation and amortization expense was flat as a percentage of net sales at 3.5% during the third quarter of 2011 and 2010.

Provision for Income Taxes

The provision for income taxes increased $0.4 million to $5.0 million in the third quarter of 2011 as compared to $4.6 million in the third quarter of 2010. This increase was due primarily to the $2.0 million increase in pre-tax income. The effective tax rates were 36.4% and 38.9% for the third quarter of 2011 and 2010, respectively. The lower effective income tax rate for the third quarter of 2011 was primarily due to discrete events relating to lower non-deductible permanent items over the prior year.

Net Income

Net income increased 22.4%, or $1.6 million, to $8.7 million for the third quarter of 2011 as compared to $7.1 million in the third quarter of 2010. This increase was due to the factors discussed above.

Year-to-date 2011 Compared to Year-to-date 2010

Net Sales

Net Sales increased 21.5%, or $95.8 million, to $540.4 million for the year-to-date 2011 from $444.6 million for the year-to-date 2010. The increase in net sales was due to an approximately 16% increase in the number of transactions, primarily driven by new stores opened in 2011. Net sales also increased due to an increase of approximately 5% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the year-to-date 2011 period, we opened 103 new stores and closed 1 store as compared to 95 new stores and 2 closures in the year-to-date 2010 period. Our comparable store sales increased 1.5% for the year-to-date 2011 period compared to an increase of 2.4% for the year-to-date 2010 period. There were 580 comparable and 160 non-comparable stores at October 29, 2011 compared to 493 and 135, respectively, at October 30, 2010.

During year-to-date 2011, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 20%, 27% and 19%, respectively, as compared to the year-to-date 2010 period. The increase in girls accessories as a percentage of total net sales was due to management efforts to expand the number of items in the girls accessories category.

Gross Profit

Gross profit increased 23.6%, or $39.5 million, in the year-to-date 2011 period to $206.3 million as compared to $166.8 million in the year-to-date 2010 period. Gross margin increased 70 basis points to 38.2% for the year-to-date 2011 period from 37.5% for the year-to-date 2010 period. The increase in gross margin was primarily attributable to increased merchandise margin. Gross margin also improved due to lower freight and distribution center costs partially offset by occupancy costs as a percentage of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 22.2%, or $26.4 million, to $145.0 million in the year-to-date 2011 period as compared to $118.7 million in the year-to-date 2010 period. As a percentage of net sales, selling, general and administrative expense increased to 26.8% in the year-to-date 2011 period as compared to 26.7% in the year-to-date 2010 period. During the year-to-date 2010 period, we incurred $0.6 million in expense related to our secondary offering of common stock completed in March 2010. Excluding the impact of these secondary offering costs, selling, general and administrative expenses as a percentage of net sales, would have decreased to 26.6% in the year-to-date 2010 period. Store operating expenses increased by $20.7 million in the year-to-date 2011 period as compared to the year-to-date 2010 period, due primarily to the operation of 740 stores as of October 29, 2011 compared to the operation of 628 stores as of October 30, 2010. As a percentage of net sales, store operating expenses increased to 20.1% for the year-to-date 2011 period as compared to 19.8% in the year-to-date 2010 period, primarily as a result of increasing costs of store payroll partially offset by lower benefit costs.

Administrative and general expenses decreased as a percentage of net sales to 6.7% for the year-to-date 2011 period as compared to 6.9% in the year-to-date 2010 period. The decrease in costs as a percent of sales was primarily a result of lower salary and related costs offset by stock compensation costs. Additionally, as mentioned, the Company incurred $0.6 million in secondary offering costs in March 2010.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased by $3.4 million to $19.4 million in the year-to-date 2011 period as compared to $16.0 million in the year-to-date 2010 period. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and converting existing stores as well as other non-store infrastructure investments. Depreciation and amortization expense remained flat as a percentage of net sales at 3.6% for the year-to-date 2011 and year-to-date 2010 period.

Provision for Income Taxes

The provision for income taxes increased $3.2 million to $15.9 million in the year-to-date 2011 period as compared to $12.7 million in the year-to-date 2010 period. This increase was due primarily to the $9.8 million increase in pre-tax income. The effective tax rates were 37.9% and 39.6% for the year-to-date 2011 and the year-to-date 2010 periods, respectively. The lower effective income tax rate for the year-to-date 2011 period was due to state income tax credits, disqualifying dispositions of stock options as well as lower permanent tax differences in the current year. The higher effective rate for the year-to-date 2010 was primarily due to a discrete item the Company incurred for $0.6 million in expense related to our secondary offering of common stock completed in March 2010.

Net Income

Net income increased 34.5%, or $6.6 million, to $26.0 million for the year-to-date 2011 period from $19.4 million for the year-to-date 2010 period. The increase was due to the factors discussed above.

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

As of October 29, 2011, we had cash and cash equivalents totaling $36.1 million. Our cash and cash equivalents consist of cash on deposit and credit and debit card transactions. Our cash and cash equivalents balance at October 29, 2011 decreased by $14.0 million from $50.1 million at January 29, 2011. Components of this change in cash for the year-to-date 2011 period, as well as for change in cash for the year-to-date 2010 period, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	$(14,040)	$(14,040)
	Thirty-nine weeks ended
	October 29, 2011	October 30, 2010
	(in thousands)
Provided by operating activities	$28,406	$22,988
Used for investing activities	(43,595)	(32,398)
Provided by for financing activities	1,149	1,355

Decrease in cash and cash equivalents	$(14,040)	$(8,055)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirty-nine weeks ended
	October 29, 2011	October 30, 2010
	(in thousands)
Net income	$26,030	$19,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,356	16,033
Deferred taxes	(1,555)	(2,216)
Stock-based compensation	3,522	1,573
Merchandise inventory	(46,818)	(40,554)
Accounts payable	22,804	24,627
Other working capital components	5,088	4,910
All other	(21)	(740)

Net cash provided by operating activities	$28,406	$22,988

Net cash provided by operating activities was $28.4 million and $23.0 million for the year-to-date 2011 period and the year-to-date 2010 period, respectively. The increase of $5.4 million in the year-to-date 2011 period as compared to the year-to-date 2010 period was primarily due to an increase in net income ($6.7 million), offset by increased merchandise inventory growth ($6.3 million) and slower growth in accounts payable ($1.8 million). Depreciation and amortization increased $3.3 million.

Investing Activities

Investing activities consist principally in of capital expenditures for new and converted stores.

	Thirty-nine weeks ended
	October 29, 2011	October 30, 2010
	(in thousands)
Capital expenditures, net of tenant allowances and proceeds from the sale of property and equipment	$(26,633)	$(19,948)
Tenant allowances	(16,962)	(12,450)

Net cash used for investing activities	$(43,595)	$(32,398)

For the year-to-date 2011 period capital expenditures increased $11.2 million to $43.6 million as compared to $32.4 million in the year-to-date 2010 period. During the year-to-date 2011 period, we opened 103 new stores and converted 34 existing stores as compared to 95 new stores and 31 store conversions in the year-to-date 2010 period, respectively. Capital expenditures, net of tenant allowances, for the new stores and conversions of existing stores increased $4.6 million to $17.9 million during the year-to-date 2011 period as compared to $13.3 million in the comparable prior year period. Capital expenditures for store fixtures increased $0.8 million to $2.9 million during the year-to-date 2011 period as compared to $2.1 million for the year-to-date 2010 period. Additionally, capital expenditures for corporate service center increased $0.9 million to support the Company’s expansion. The company expects total capital expenditures, net of tenant allowances, for fiscal year 2011 to be approximately $33.0 million.

Financing Activities

Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from stock- based award activities.

	Thirty-nine weeks ended
	October 29, 2011	October 30, 2010
	(in thousands)
Proceeds from stock options exercised	$531	$345
Excess tax benefits from stock-based award activities	618	1,010

Net cash provided by financing activities	$1,149	$1,355

Net cash of $1.1 million was provided by financing activities in the year-to-date 2011 period compared to $1.4 million for the year-to date 2010 period.

Senior Secured Credit Facility

Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. On November 18, 2011 a second amendment was executed. The key provision of the second amendment allows the Company to provide guarantees to third party lenders in connection with purchase orders in the ordinary course of business if such guarantees are considered necessary by the Company. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. As of October 29, 2011 and October 30, 2010, $0 was outstanding under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of October 29, 2011 and expect to remain in compliance for the next twelve months.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

Except as previously disclosed in prior quarterly periods and as set forth below, there have been no material changes outside of the ordinary course of business to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

On July 8, 2011, the Company entered into a Lease (the “New Lease”) with the West Virginia Economic Development Authority (“Landlord”) in order to expand its distribution center facility located in Weirton, West Virginia (the “DC Facility”). The expansion portion of the DC facility covered by the New Lease is now expected to be delivered in the first quarter of 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the third quarter of 2011 period that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1*	Second Amendment to Credit Agreement by and among rue21, as the Lead Borrower, rue services corporation, r services llc, as Guarantor and Bank of America, N.A. as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 18, 2011.

10.2*	Form of Restricted Stock Unit Agreement, as amended, under the 2009 Omnibus Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data File

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.

Date: December 2, 2011	By	/s/ Robert Fisch
Robert Fisch Chairman and Chief Executive Officer

Date: December 2, 2011	By	/s/ Keith McDonough
Keith McDonough Senior Vice President and Chief Financial Officer