Form 10-K
period 2012-01-28
rue21, inc.
filed 2012-03-27
CIK 1471458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 28, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

Commission File Number 1-34536

rue21, inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1311645
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Commonwealth Drive	15086
Warrendale, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(724) 776-9780

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2011 was $289,187,433.

The number of shares of the registrant’s common stock outstanding as of March 20, 2012 was 24,479,968.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2012 (hereinafter referred to as the “2012 Proxy Statement”) are incorporated by reference into Part III.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. The information contained in forward-looking statements is subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our failure to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	our failure to successfully execute our growth strategy, due to delays in store growth and store conversions, difficulties executing sales and operating profit margin initiatives;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•

risks and challenges in connection with sourcing merchandise from third party domestic and foreign vendors, including the risk that current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations, accounting rules and regulations, and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems, including system security risks;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs; and

•	our failure to maintain effective internal controls.

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

rue21, inc.

2011 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Our Company

rue21, inc. and subsidiaries (rue21,inc.) was originally incorporated in Pennsylvania in October 1976. We changed our name to rue21, inc. in May 2003 and reincorporated in Delaware on October 30, 2009. rue21 is a fast growing specialty apparel retailer offering the newest fashion trends at every day great value. At the end of fiscal year 2011, we operated 755 stores in 46 states. Many of our stores are located in small- and middle-market communities that we believe have been underserved by traditional specialty apparel retailers.

We offer a broad selection of merchandise for anyone who wants to look and feel 21. Over the last few years, rue21 has expanded and developed a number of product categories to complement our extensive apparel offerings, including rue21 etc!, our girls jewelry and accessories, tarea by rue21, our intimate apparel, Carbon Elements, our guys accessories, and a full line of fragrances and beauty products. Our coordinated merchandise assortment allows our customer to create a complete look from head to toe, and our merchandising model allows us to quickly identify and respond to trends and bring proven concepts and styles to our customers every day at great value. We believe that the mix of fashion and key items we offer at attractive price points allows us to compete effectively against all of our competitors, from traditional specialty retailers to larger department stores and mass merchant discount retailers.

Our principal executive offices are located at 800 Commonwealth Drive, Warrendale, Pennsylvania, 15086. Our telephone number is 724-776-9780.

Our internet address is www.rue21.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

Our Business Strategy

We pursue a three-pronged business strategy that focuses on diversification and growth. The key elements of our strategy are:

•	Diversified Product — girls, guys, rue21 etc! We offer a broad range of girls and guys apparel and accessories, including footwear, jewelry and fragrances.

•

Flexible Real Estate — strip centers, regional malls, outlet centers. As of January 28, 2012 approximately 52% of our 755 stores were located in strip centers, 33% in regional malls and 15% in outlet centers. With low build-out costs, competitive lease terms and a low-cost operating model, our stores generate a consistently strong return on investment in all three types of shopping centers.

•

Balanced Sales Growth — new stores, store conversions, comparable store sales. We drive sales growth through opening new stores, converting existing stores into our new, larger rue21 etc! layout, and increasing our comparable store sales. In fiscal year 2012, we plan to open 120 new stores, including 18 new stores opened as of March 15, 2012. We also plan to convert approximately 30 stores to the rue21 etc! format in 2012, including 2 stores converted as of March 15, 2012.

We believe our business strategy presents us with significant opportunities to increase net sales and net income, and we continue to invest capital to build the infrastructure necessary to support our growth. This includes investments in systems designed to drive sales and improve merchandise margins and new in-store technology that will allow us to streamline tasks and optimize customer service. Strategies that we believe will continue to generate earnings growth for the Company include the opportunity to:

•

Increase Square Footage. We intend to drive our square footage growth by opening new stores and converting existing stores to our larger rue21 etc! layout. Following a disciplined real estate strategy, we have increased our geographic presence by opening 120 new retail stores in fiscal 2011. We operated 755 locations as of January 28, 2012, and believe there is significant opportunity to expand to 1,500 stores. Most of our new stores will be opened in strip centers and regional malls in small and middle market communities where there are few competitors offering similar fashion merchandise. In addition, we plan to continue to convert our existing stores into the larger rue21 etc! format that features an expanded area for our higher margin etc! categories, which include accessories, intimate apparel, footwear, jewelry and beauty/fragrances. As of January 28, 2012, approximately 80% of our store base was in the rue21 etc! layout. We converted 38 stores to the rue21 etc! layout in fiscal year 2011 and plan to convert 30 stores in fiscal year 2012. Historically, these conversions result in increased store profitability and generate return on investment.

•

Drive Comparable Store Sales. We seek to maximize our comparable store sales by continuing to expand the depth of our fashion offerings, adding impact with strong point-of-sale events in key volume sales categories, and growing our high margin accessories categories. We believe marketing and operational initiatives will also increase our brand loyalty, and our efforts to streamline our in-store processes and reduce tasks will give our associates the ability to focus on providing supreme customer service, resulting in increased transactions. The Company plans to continue to reach our customers through social media channels and by executing our successful bounce back coupon programs, which we believe will drive repeat business and grow sales.

•

Improve Profit Margins. We believe we have the opportunity to continue to drive margin expansion through scale efficiencies, implementation of technology and business processes, continued cost discipline and changes in merchandise mix. We believe our strong expected store growth will permit us to take advantage of economies of scale in sourcing and to leverage our existing infrastructure, corporate overhead and fixed costs. We are focused on increasing efficiencies in our supply chain and distribution systems to achieve better product flow. We believe the expansion of our higher margin categories, such as accessories and footwear, will increase our overall margins over time.

Our comparable store sales increases were 0.4% in fiscal year 2011 and 2.1% in fiscal year 2010. Our net sales were $760.3 million in fiscal year 2011, which represents a 19.8% increase over fiscal year 2010. Our net income was $39.0 million in fiscal year 2011, which represents a 28.8% increase over fiscal year 2010. We believe our trend-right merchandise assortments, compelling value proposition, and speed-to-market merchandising strategy have contributed to our strong operating results.

Our Stores

As of January 28, 2012, we operated 755 stores in 46 states throughout the United States. Our stores are located in strip centers, regional malls and outlet centers.

Store Locations

The following store list shows the number of stores operated in each state as of January 28, 2012:

State	Total Number of Stores
Alabama	29
Arizona	19
Arkansas	12
California	28
Colorado	11
Connecticut	4
Delaware	1
Florida	33
Georgia	48
Idaho	4
Illinois	23
Indiana	18
Iowa	10
Kansas	7
Kentucky	17
Louisiana	28
Maine	1
Maryland	9
Massachusetts	8
Michigan	22
Minnesota	6
Mississippi	21
Missouri	18
Montana	2
Nebraska	3
Nevada	8
New Hampshire	2
New Jersey	5
New Mexico	10
New York	14
North Carolina	45
Ohio	29
Oklahoma	22
Oregon	8
Pennsylvania	29
South Carolina	21
South Dakota	1
Tennessee	29
Texas	86
Utah	15
Vermont	1
Virginia	18
Washington	9
West Virginia	8
Wisconsin	11
Wyoming	2

Total	755

See Note 1 to the Consolidated Financial Statements for certain geographic information, which is incorporated by reference.

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

Store Growth and Store Conversions

Our in-house real estate team works along with our brokerage network to negotiate the leases, lease renewals, and construction costs of every site. We lease all of our stores and determine store locations based on several factors, including geographic location, demographic information and proximity to other value retailers including Walmart, Target and Kohl’s that we believe will drive traffic to a shopping center. Additionally, we analyze factors such as performance of a particular shopping center, the quality and nature of existing shopping center tenants and the configuration of the space and the lease terms being offered.

In fiscal year 2011, we opened 120 new stores. We plan to open a total of 120 stores in fiscal year 2012. We currently expect our store base to grow from 755 stores as of January 28, 2012 to 1,500 stores. Our new store strategy is primarily focused on expanding our presence in small and middle market communities that are starved for fashion. We also see an opportunity to increase our footprint within regional malls.

Converting existing stores to a larger rue21 etc! layout continues to be an integral part of our growth strategy. As of January 28, 2012, 602 of our 755 stores were in the rue21 etc! layout. We have plans to continue to convert additional stores within the next five years to a larger rue 21 etc! layout as opportunities to do so become available. In fiscal year 2012, we have plans to convert 30 stores to the rue21 etc! layout. The table below highlights certain information regarding our new stores opened and existing stores converted to the rue21 etc! layout as of the fiscal year end for each of the years indicated below:

	Fiscal Year
	2011	2010	2009
Stores at beginning of period	638	535	449
Stores opened during period(1)	120	105	88
Stores closed during period	(3)	(2)	(2)

Stores at end of period	755	638	535
Store conversions during the period	38	31	26

(1)	Stores opened during period do not include existing stores that have been converted.

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

Our Products and Brands

We offer a complete assortment of fashion apparel and accessories for girls and guys, including graphic t-shirts, denim, dresses, shirts, hoodies, belts, jewelry, handbags, footwear, intimate apparel and other accessories at every day great value. We seek to identify the most current fashion trends in the market and utilize our product and sourcing teams to quickly introduce these fashions to our stores. All our brands are sold exclusively through our own stores. Our apparel and accessory brands include rue21 (Girls apparel), rue21 etc! (Girls accessories), tarea by rue21 (Girls intimate apparel), Carbon and CJ Black (Guys apparel), and Carbon Elements (Guys accessories). In addition, we sell our own line of fragrances under names of rue by rue21, revert eco rue21, CJ Black, sparkle rue21, Pink Ice by rue21, MetroBlack rue21, tarea by rue21, twentyone black, runway21 by rue21, Carbon Elements, Intense by rue21, and rue21 etc!.

The table below indicates our product mix as a percentage of our net sales derived from our product categories, based on our internal merchandising system, as of fiscal year end for each of the years indicated:

	Fiscal Year
	2011	2010	2009
Girls
Apparel	55.2%	55.9%	56.7%
Accessories	26.4%	25.7%	24.3%
Guys Apparel and Accessories	18.4%	18.4%	19.0%

Total	100.0%	100.0%	100.0%

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

Merchandising

Our merchandise buying teams, led by our General Merchandise Manager and Merchandising Directors, are responsible for identifying emerging fashion trends, reviewing merchandise lines from new and existing vendors, and selecting merchandise for our stores that will resonate with our customers. The merchants are responsible for developing seasonal strategies, as well as buying, editing and pricing our merchandise on an ongoing basis based on customer demand. Our marketing, product development and visual teams work with the merchandise team to coordinate color and trends across the product assortments to ensure trend right merchandise that encourages multiple unit and outfit purchases. Our merchants are dedicated to consistently delivering high quality fashion assortments at every day great value.

Sourcing

We do not own or operate any manufacturing facilities. We purchase all of our merchandise from a network of domestic based importers and domestic vendors. We believe our lack of dependence on any one vendor enhances our flexibility and minimizes product risk. In addition, we believe our long-term relationships with many of our vendors enable us to benefit from quick deliveries as well as very competitive pricing.

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

Marketing and Advertising

We believe that girls and guys rely heavily on the opinions of their peers, often expressed through social media, websites and blogs, to determine whether a retailer is relevant to them. As a result, we do not depend on conventional advertising, but instead employ a viral approach to marketing that is designed to capture the interest of our customers and drive them into our stores. For example, product knowledge, trend statements and fashion blogs are posted daily through Facebook, Twitter and YouTube. Our rue21.com website reinforces our brand image and allows us to reach our customers in a fun and interactive environment. Website promotions and contests are an added incentive to motivate teens to share their voice. In addition, email campaigning is used to send “e-blasts” and coupons. The “e-blasts” highlight key trends, new products and promotional events to drive our customer back to our stores.

In addition to using our website and social networking to promote our brand image, we employ a community-based marketing approach to building brand awareness and customer loyalty. We often initiate marketing efforts in concert with the local shopping center management in advance of opening our stores. At a store level, we reinforce our brands through in-store signage, events, and product labeling, and by hiring diverse, energetic and enthusiastic individuals who exemplify our brand. Our coupon programs encourage repeat business from our customers. We have built an extensive coupon program which is strategically planned during select times of the year to maximize sales, traffic and customer loyalty.

Distribution

We distribute all of our merchandise from our recently expanded 378,000 square foot distribution and office facility located in Weirton, West Virginia. Substantially all merchandise arrives at our distribution facility pre-ticketed by our vendors, which allows for a quick turn around time and reduced internal labor. In general, the merchandise is received, sorted and packed in to shipments for each store based on a predetermined allocation plan. The distribution facility then uses an automated sorting system for separating shipments by store. Merchandise is shipped to our stores daily via a third-party delivery service to ensure a steady flow of new products to our stores.

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

Competition

Although the retail industry is highly competitive, we believe rue21 is specialized in its ability to operate successfully in many different types of markets. Although large value retailers, including Walmart, Target and Kohl’s, sell merchandise at comparable price points, our store format and in-store shopping experience is distinctive, with an exciting and inviting atmosphere offering trend-right fashions and our exclusive brands. Large value retailers may only have a small part of their store and total product selection dedicated to apparel and accessories. Department stores, including Dillard’s and JC Penney, or other junior retailers may be located in proximity to us in regional malls or outlet centers; however we believe that we have been successful competing against all types of competition based on our product assortment, exclusive brands, ability to respond to changing trends, and our distinctive combination of fashion and value.

Intellectual Property

We have registered numerous trademarks, trade names and logos with the United States Patent and Trademark Office. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans. In addition we own domain names, including www.rue21.com, for our primary trademarks and own unregistered copyright rights in our website content. We also rely on a variety of intellectual property rights that we license from third parties. We expect to continually grow our merchandise assortment and strengthen our brands, and we will continue to file new applications as appropriate to protect our intellectual property rights. In addition, we will continue to register and renew indefinitely applicable foreign trademarks.

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

Employees

As of January 28, 2012, we had 9,196 employees of which 6,856 were part-time employees. None of our employees is represented by a union and we have had no labor-related work stoppages. Our rueCulture emphasizes teamwork and the belief that everyone can make a difference. The value we place on our employees is one of the keys to our success, and as a result we believe our relationship with our employees is strong.

Seasonality

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Generally, our highest sales volume occurs in the fourth quarter, which includes the holiday selling season. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate website, www.rue21.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

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

All of these documents are available in print to any stockholder who requests them via our website or by writing to rue21, inc., c/o Vice President and General Counsel, 800 Commonwealth Dr., Warrendale, PA 15086.

The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the website maintained by the SEC at www.sec.gov. The public may obtain information on the operation of the SEC’s Public Reference room by calling the SEC at 1-800-SEC-0330.

The content of our website (www.rue21.com) is not intended to be incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors.

Fashion trends and customer tastes are volatile and can change rapidly. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner. A small number of our employees, including our divisional merchandise managers, our Senior Vice President and General Merchandise Manager and our President and Chief Executive Officer, are primarily responsible for performing this analysis and making related product purchase decisions. Failure of these employees to identify and react appropriately to new and changing trends or tastes or to accurately forecast demand for certain product offerings could lead to, among other things, excess inventories, markdowns and write-offs, which could have a material adverse effect on our business plan, results of operations and financial condition.

Our square footage growth strategy depends upon our ability to successfully open and operate a significant number of new stores and convert existing stores to our larger etc! format each year in a timely and cost-effective manner.

Our square footage growth strategy depends on our ability to open new stores in new markets each year and convert existing stores to the rue21 etc! format. The success of the strategy depends on many factors including, among others, our ability to:

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

Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new stores or convert existing stores to the etc! format in a timely and cost-effective manner.

In addition, as the number of our stores increases, we may face risks associated with market saturation of our product offerings or operating complexity as our store base grows. To the extent our new store openings are in markets where we have existing stores, we may experience reduced net sales in existing stores in those markets. Finally, there can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores.

Our growth strategy depends on strategic initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain our strategic initiatives may have an adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include expanding into new geographic markets, reducing shrink, adding technology to our stores in order to improve efficiency, and developing and expanding our merchandise assortments and selling methods. There can be no assurance we will be able to successfully integrate the planned initiatives into our existing operations profitably. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

We currently have several strategies planned to improve sales and merchandise margins. There is no guarantee that the shift to new business processes will result in higher sales in our stores or improved margins for our business as a whole. Moreover, implementation of these strategies could increase costs and place a strain on our management, operational resources, and information systems. The failure of our strategies to improve sales and merchandise margins could have a material adverse impact on our business or our stock price.

We experience fluctuations in our comparable store sales.

Our success depends in part on our ability to improve sales. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, timing and location in the opening of stores, and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Our comparable store sales have fluctuated in the past on an annual, quarterly, and monthly basis. Failure to meet the expectations of investors or securities analysts in one or more future periods could reduce the market price of our common stock.

Our business is sensitive to global, national and regional consumer spending and economic conditions.

Consumer purchases of discretionary retail items and specialty retail products, including our products, may be affected by economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence in future economic conditions. Purchases of fashion apparel, beauty products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Continued challenging macroeconomic conditions and rising raw material costs, such as the price of cotton, could negatively impact our vendors, which, in turn, could have an adverse impact on our business. Some of our vendors are small and specialized with limited resources, production capacities and operating histories. Rising costs of raw materials, fuel, or labor shortages could cause our vendors to slow or cease shipments or require or condition their sale of merchandise on more stringent payment terms, which could result in lost sales, cancellation charges, or excessive markdowns.

Our failure to protect our reputation could have a material adverse effect on our brand image.

Our ability to maintain our reputation is critical to our brand image and any negative publicity may reduce demand for our merchandise. If we or our business partners fail to comply with local laws or regulations, ethical, social, product, labor and environmental standards it could jeopardize our reputation and potentially lead to various adverse consumer actions or loss of business. Damage to our reputation or loss of consumer confidence for any reason could have a material adverse effect on our competitive position, results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

We could face increased competition from other retailers that could adversely affect us and our growth strategy.

The specialty retail industry is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise online and who target customers through the internet. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors in both the store-based and internet channels.

Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources and therefore may be able to adapt to changes in customer preferences more quickly, devote greater resources to marketing and sale of their products, generate national brand recognition or adopt more aggressive pricing policies than we can. Many of our competitors also utilize traditional forms of advertising and marketing media which we do not, including advertising through use of newspapers, magazines, billboards, television and radio, which may provide them with greater brand recognition than we have.

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

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel may have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline.

Failure to attract and retain qualified field and store management and to control labor costs, as well as other labor issues, could adversely affect our financial performance.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent our culture and establish credibility with our customers. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. We are also dependent upon temporary personnel to adequately staff our stores and distribution facility. Any failure to meet our staffing needs or any material increases in employee turnover rates could have a material adverse effect on our business or results of operations.

Currently, none of our employees is represented by a union. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase.

Our ability to attract customers to our stores that are located in strip centers, regional malls and outlet centers depends heavily on the success of the shopping centers in which our stores are located, and any decrease in customer traffic in these shopping centers could cause our net sales to be less than expected.

Our sales are derived, to a significant degree, from the volume of traffic in the shopping centers where our stores are located. We benefit from the ability of other shopping centers’ tenants, particularly anchor stores such as Walmart, Target and Kohl’s, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the strip centers, regional malls and outlet centers as shopping destinations. Our sales volume and traffic may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition, changes in consumer demographics, a decrease in popularity of shopping centers or of stores in the shopping centers in which our stores are located, the closing of anchor stores important to our business, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance shopping center improvements for us and other retailers. A reduction in consumer traffic as a result of any of these or other factors could have a material adverse effect on us.

We plan to use cash from operations to fund our expanding business and execute on our growth strategy and risks associated with leasing substantial amounts of space, including future increases in occupancy costs, could have a negative impact on our cash flow.

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

Our ability to obtain merchandise at competitive prices depends primarily on our sourcing relationships and the ability of our vendors to manufacture and supply us with merchandise, and any events that adversely affect our vendors or their ability to obtain financing for their operations could disrupt merchandise deliveries and result in lost sales and profitability.

We do not own or operate any manufacturing facilities. We purchase all of our merchandise from third-party vendors. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. Any inability to acquire suitable merchandise in sufficient quantities and at acceptable prices, in particular exclusive merchandise, due to the loss of or deterioration or change in our relationship with one or more key vendors, or events harmful to our vendors, may materially adversely affect us. In addition, increased orders may negatively impact our approach of generally striving to minimize the time from purchase order to product delivery, and may increase our markdown risk.

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

So long as we purchase merchandise from domestic vendors who source products overseas, any event causing a sudden disruption of manufacturing or imports from Asia, Central America or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. Many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia, Central America or elsewhere. We compete with other companies for production facilities and import quota capacity. New initiatives may be proposed impacting the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, would limit or reduce the products purchased from suppliers in such countries.

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

We may suffer risks if our vendors fail to follow our vendor guidelines, including the risk that a vendor or a manufacturer may fail to use acceptable labor practices or comply with other applicable laws.

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

Our net sales are typically disproportionately higher during the back-to-school and winter holiday seasons. Any significant decrease in net sales during the back-to-school or winter holiday seasons would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than is generated by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image.

In addition, we may experience variability in net sales as a result of a variety of other factors, including the timing of new store openings, store events, promotions or other marketing activities, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

Our only distribution facility is located in Weirton, West Virginia. Our distribution facility supports our entire business. All of our merchandise is shipped to the distribution facility from our vendors, and then packaged and shipped from our distribution facility to our stores. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that we have adequate capacity and fulfillment in our distribution facility to support our current level of operations, and the anticipated increased levels that may follow from our growth plans. If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including by fire, natural disaster, or a prolonged shutdown, we could face shortages of inventory, resulting in “out-of-stock” conditions in our stores, and incur significantly higher costs and longer lead times associated with distributing merchandise to our stores. This could have a material adverse effect on our business and harm our reputation. In addition, our failure to provide adequate order fulfillment and secure additional distribution capacity when necessary could impede our growth plans, and the further increase of this capacity would increase our costs.

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

We rely heavily on information technology systems and any failure, inadequacy, or interruption of those systems could harm our ability to effectively operate our business.

We rely heavily on information technology systems across our operations, including for management of our supply chain, point-of-sale processing in our stores, our financial accounting and reporting, compensating our employees, managing our website and various other processes and transactions. See “Business — Management Information Systems.” Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our merchandise depends significantly on the reliability and capacity of these systems.

System security risk issues could disrupt our information technology services, and any such disruption could harm our net sales, increase our expenses, and harm our reputation and stock price.

Through our operations, we collect and store certain personal information that our customers provide to enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We may request customer zip codes to assist in site selection or place customers on email distribution lists at their request. In addition, we rely on third party technology and systems in certain aspects of our businesses, including to securely transmit confidential information. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability or damage to our brand image.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in Federal and state laws may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. We cannot predict or determine the ultimate outcome of any legal or administrative proceedings to which we are now subject or may become subject in the future or quantify the loss, expense or other amounts attributable to any such matter. The resolution of any future legal claims and administrative proceedings, if unfavorable, could have a material adverse affect on our business and results of operations.

We may be subject to liability if we infringe upon the trademarks or other intellectual property rights of third parties.

We sometimes purchase merchandise from vendors who hold manufacturing and distribution rights under the terms of certain licenses or who themselves own intellectual property rights to the merchandise. In addition, we purchase merchandise that may be subject to design copyrights, design patents, or otherwise may incorporate protected intellectual property. We rely upon vendors’ representations set forth in our purchase orders and vendor agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have licensing rights with respect to merchandise we purchased from a vendor, or we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and vendor agreement with each vendor require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend us, in which case we may have to pay the costs and expenses associated with defending such claim. Any of these results could harm our brand image and have a material adverse effect on our business and growth

If we were to be found liable for any infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image. In addition, any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our financial results.

Failure to comply with existing laws or regulations, or changes in such laws and regulations, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous laws and regulations, including labor and employment, customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the Securities Exchange Act of 1934,

Payment Card Industry Data Security Standards (PCI/DSS) and the NASDAQ stock market rules. Failure to comply with such laws and regulations could have a material adverse impact on our financial condition or the price of our common stock.

Changes in international, federal, state or local laws, rules or regulations, including but not limited to laws, rules or regulations related to employment, wages, data privacy, information security, intellectual property, taxes, products, product safety, health and safety, and imports and exports, could increase the Company’s costs of doing business or otherwise impact the Company’s business. These laws and regulations are complex, continuously evolving and the related enforcement is increasingly aggressive, particularly in the state of California, which has increased the cost of compliance. If these laws and regulations were to change or were violated by our management, employees, vendors, buying agents or trading companies, the costs of certain goods could increase, we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, restatements of our financial statements, disruption of our business and loss of customers which could hurt our business and results of operations. Any required changes to our employment practices could result in increased payroll costs, the loss of employees, reduced sales, low employee morale and harm to our business and results of operations. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

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

Our executive officers, directors and our largest stockholder own, in the aggregate, approximately 36.8% of our outstanding common stock and own options that will enable them to own, in the aggregate, approximately 38.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and will have significant influence over our management and policies. Two of the seven members of our board of directors are principals of Apax Partners. Funds advised by Apax Partners can take actions that have the effect of delaying a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power among funds advised by Apax Partners may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with your interests as a stockholder.

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

Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or projected performance or the financial performance of other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

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

We do not own any real property. Our principal executive office is located in an 84,000 square foot space in Warrendale, Pennsylvania and is leased under a lease agreement expiring in 2021.

Our 378,000 square foot distribution facility is located in Weirton, West Virginia. Our distribution facility is leased under a lease agreement expiring in 2026, with an option to renew for two additional five-year terms.

As of January 28, 2012, we operated 755 stores in 713 cities in 46 states. All of our stores are leased from third parties and the leases typically have terms of five to ten years with options to renew for additional five-year periods thereafter. Most of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

We believe that our facilities are generally adequate for current and anticipated future use.

Item 3.	Legal Proceedings.

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Management does not believe that the outcome of current litigation will have a material adverse effect on our consolidated results of operations or financial condition, and believes that the recorded liabilities are adequate. However, there are inherent limitations in projecting the outcome of these matters and in the estimation process, and should future actual liabilities exceed projected liabilities, it could have a material adverse effect on our consolidated financial condition or on our operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “rue” since our initial public offering on November 13, 2009. Before then, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Select Market. The number of holders of record of our stock as of December 31, 2011 was approximately 132.

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Select Market.

	Fiscal Year 2009
	High	Low
4th Quarter (Commencing November 13, 2009)	$32.82	$22.26

	Fiscal Year 2010
	High	Low
1st Quarter (January 31, 2010)	$37.63	$26.45
2nd Quarter (May 2, 2010)	$36.57	$27.75
3rd Quarter (August 1, 2010)	$30.64	$20.28
4th Quarter (October 31, 2010)	$33.80	$25.50

	Fiscal Year 2011
	High	Low
1st Quarter (January 30, 2011)	$35.51	$27.33
2nd Quarter (May 1, 2011)	$36.98	$28.38
3rd Quarter (July 31, 2011)	$31.29	$21.88
4th Quarter (October 30, 2011)	$26.64	$19.95

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information incorporated by reference in Item 12 of this Annual Report from our 2012 Proxy Statement under the heading “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our common stock from November 13, 2009 (the date of our initial public offering) through January 28, 2012 with the return on the Total Return Index for the NASDAQ Stock Market (US securities only) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on November 13, 2009, in the stock of rue21, inc. the NASDAQ Global Stock Market (US securities only), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of 27 Month Cumulative Total Return

Assumes Initial Investment of $100

January 2012

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

January 2012

	Measurement Period(1)
	11/13/2009	1/29/2011	1/28/2012
Rue21, inc.	100.00	155.26	135.04
NASDAQ Stock Market (US securities only)	100.00	126.48	135.68
NASDAQ Retail Trade Index	100.00	128.08	155.13

(1)	Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) NASDAQ Stock Market (US securities only), and (c) the index of NASDAQ Retail Trade Stocks on November 13, 2009, and that all dividends (if any) were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Consolidated Financial Data.

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

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands, except per share and operating data)
Consolidated Statement of Income Data
Net sales	$760,302	$634,728	$525,600	$391,414	$296,887
Cost of goods sold	473,662	399,896	337,693	257,853	195,034

Gross profit	286,640	234,832	187,907	133,561	101,853
Selling, general and administrative expense	197,176	163,006	134,078	99,886	76,039
Depreciation and amortization expense	26,618	21,980	16,994	11,624	8,323

Income from operations	62,846	49,846	36,835	22,051	17,491
Interest (Income) expense, net	(9)	74	436	1,385	2,438
Provision for income taxes	23,905	19,528	14,382	8,027	5,920

Net income	$38,950	$30,244	$22,017	$12,639	$9,133

Net income per common share
Basic	$1.60	$1.25	$0.99	$0.58	$0.42
Diluted	$1.55	$1.21	$0.96	$0.55	$0.40
Weighted average common shares outstanding
Basic	24,417	24,277	22,267	21,914	21,705
Diluted	25,051	25,002	23,037	22,814	22,842
Operating Data (unaudited):
Comparable store sales change	0.4%	2.1%	7.8%	3.7%	7.8%
Number of stores open at end of period	755	638	535	449	352
Total gross square feet end of period (in thousands)	3,708	2,989	2,390	1,949	1,448
Store conversions during period	38	31	26	21	20
Capital expenditures (in thousands)	$53,552	$40,480	$33,630	$26,464	$20,265

	As of
	January 28,	January 29,	January 30,	January 31,	February 2,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term Investments	$71,960	$50,111	$26,751	$4,611	$3,343
Working capital	86,981	49,723	21,604	798	3,946
Total assets	348,022	260,343	188,273	140,659	102,055
Total long-term debt	—	—	—	19,476	27,968
Stockholders’ equity	147,223	102,129	67,448	18,393	5,753
Cash Flow Data
Cash from operations	$74,200	$61,643	$48,779	$36,589	$21,512

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with “Selected Consolidated Financial Data,” and the historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I — Item 1A “Risk Factors”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2011” refer to the fiscal year ended January 28, 2012.

Overview

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at every day great value. We were originally founded in 1976 as a value-focused specialty apparel retailer. In 1998, we were acquired by certain funds now advised by Apax Partners, through SKM Equity Fund II, L.P. and SKM Investment Fund II. In 2001, our current President and Chief Executive Officer, Bob Fisch, joined us. Upon his hiring, Bob Fisch began repositioning our company by aligning our stores under one brand name, strengthening our management team, honing our fashion value merchandise approach and refocusing our store growth strategy. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 5,000 square feet and features a separate store-in-store for our rue21 etc! girls jewelry and accessories category. As of January 28, 2012, we operated 755 stores in 46 states, 602 of which featured the larger rue21 etc! store layout.

Our strong growth and operating results reflect the initiatives taken by our management team, as well as the increasing acceptance of our brand and merchandise. Our net sales increased from $296.9 million in fiscal year 2007 to $760.3 million in fiscal year 2011, a compound annual growth rate of 26.5%. Over the same period, we grew income from operations from $17.5 million to $62.8 million, a compound annual growth rate of 37.7%. Since the beginning of fiscal year 2007, we have increased our store base from 278 stores to 755 stores as of January 28, 2012. Our total square footage growth has outpaced our total store growth over this same period, reflecting the increasing size of our average store.

We expect to continue our strong growth in the future. We believe there is a significant opportunity to grow our store base to 1,500 stores. We plan to open 120 stores in fiscal year 2012. We also plan to continue to convert our existing stores into the larger rue21 etc! layout, which allows us to offer an increased proportion of higher margin categories, such as accessories, intimate apparel, footwear and fragrances. We converted 38 stores to the rue21 etc! layout in fiscal year 2011 and plan to convert 30 stores in fiscal year 2012. We expect to continue to drive our comparable store sales by increasing the penetration of our newer product categories, increasing our brand awareness, continuing to provide our distinctive in-store experience and converting stores to the rue21 etc! layout.

Our growth in total square footage is supported by our store economics, which we believe to be very attractive. As a result of our low store build-out costs, favorable lease terms and low-cost operating model, our stores generate strong returns on investment. We focus our real estate strategy on strip centers, regional malls and outlet centers, primarily in small and middle market communities, which we believe are underserved by traditional junior and young men’s specialty apparel retailers. Our typical new store investment is approximately $170,000, which includes build-out costs, net of landlord tenant allowances and initial inventory, net of payables. New stores generate on average between $900,000 and $1.1 million in net sales per store in the first twelve months.

We continue to invest the capital necessary to build our infrastructure and support our future growth. In 2011 we completed expansion plans at our corporate headquarters in Warrendale, Pennsylvania, and expanded the footprint of our distribution facility in Weirton, West Virginia. We also continue to invest in our systems infrastructure, including implementation of the latest store merchandising, supply chain, financial and real estate applications.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, stock-based compensation and store expenses but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. Selling, general and administrative expense has increased significantly since fiscal 2009 due to additional legal, accounting, insurance and other expenses we incurred as a result of being a public company and compliance with the Sarbanes-Oxley Act and related rules and regulations and we expect it will increase in future periods due to our continuing store growth.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
	(in thousands, except operating data)
Net Sales	$760,302	$634,728	$525,600
Cost of goods sold	473,662	399,896	337,693

Gross profit	286,640	234,832	187,907
Selling, general and administrative expenses	197,176	163,006	134,078
Depreciation and amortization expense	26,618	21,980	16,994

Income from operations	62,846	49,846	36,835
Interest (Income) expense, net	(9)	74	436

Income before income taxes	62,855	49,772	36,399
Provision for income taxes	23,905	19,528	14,382

Net income	$38,950	$30,244	$22,017

Operating Data (unaudited)
Number of stores open at the end of the period	755	638	535
Gross square feet at the end of the period (in thousands)	3,708	2,989	2,390
Comparable store sales change	0.4%	2.1%	7.8%

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	62.3%	63.0%	64.2%

Gross profit	37.7%	37.0%	35.8%
Selling, general and administrative expenses	25.9%	25.7%	25.5%
Depreciation and amortization expense	3.5%	3.5%	3.2%

Income from operations	8.3%	7.9%	7.0%
Interest (Income) expense, net	(0.0%)	0.0%	0.1%

Income before income taxes	8.3%	7.8%	6.9%
Provision for income taxes	3.1%	3.1%	2.7%

Net income	5.1%	4.8%	4.2%

The following table summarizes the number of stores open at the beginning of the period and at the end of the period.

	Fiscal Year
	2011	2010	2009
Stores at beginning of period	638	535	449
Stores opened during period(1)	120	105	88
Stores closed during period	(3)	(2)	(2)

Stores at end of period	755	638	535
Store conversions during the period	38	31	26

(1)	Stores opened during period do not include existing stores that have been converted to our rue21 etc! layout.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales

In fiscal year 2011, our net sales increased 19.8%, or $125.6 million, to $760.3 million from $634.7 million in fiscal year 2010. This increase in net sales was due to an increase of approximately 14.7% in the number of transactions and an increase in the average dollar transaction of approximately 4.2%. The average dollar value of transactions increased due to a higher average unit retail slightly offset by a decrease in units per transaction. During fiscal year 2011, we opened 120 new stores and closed 3 stores compared to 105 new stores and 2 store closures in fiscal year 2010. Our comparable store sales increased 0.4% in fiscal year 2011 compared to an increase of 2.1% in fiscal year 2010. There were 611 comparable stores and 144 non-comparable stores open at January 28, 2012 compared to 523 and 115, respectively, at January 29, 2011.

In fiscal year 2011, net sales of girls apparel, girls accessories and guys apparel and accessories represented 55.2%, 26.4% and 18.4%, respectively, of total net sales compared to 55.9%, 25.7% and 18.4%, respectively, for fiscal year 2010. For fiscal year 2011, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 18.1%, 22.7% and 19.8%, respectively, as compared to fiscal year 2010.

Gross Profit

Gross profit increased 22.1%, or $51.8 million, in fiscal year 2011 to $286.6 million from $234.8 million in fiscal year 2010. Gross margin increased 70 basis points to 37.7% for fiscal year 2011 from 37.0% for fiscal year 2010. This increase was attributable to a 70 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up rate in fiscal year 2011. Gross margin as a percent of sales was not impacted by store occupancy, distribution and buying costs, as these costs were flat as a rate to net sales in fiscal year 2011 compared to fiscal year 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 21.0%, or $34.2 million to $197.2 million in fiscal year 2011 from $163.0 million in fiscal year 2010. As a percentage of net sales, selling, general and administrative expense increased 20 basis points to 25.9% in fiscal year 2011 as compared to 25.7% in fiscal year 2010.

Store operating expenses increased 30 basis points as a percentage of sales primarily due to salary and related expenses. Corporate administrative and general expenses decreased 10 basis points primarily due to a decrease to salary and related expenses offset by a 30 basis point increase in stock based compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense was flat as a percentage of net sales at 3.5% in fiscal year 2011 and fiscal year 2010, respectively. Depreciation and amortization expense increased 21.1%, or $4.6 million, in fiscal year 2011 to $26.6 million from $22.0 million and was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the home office expansion during fiscal year 2011.

Provision for Income Taxes

The increase in provision for income taxes of $4.4 million in fiscal year 2011 from fiscal year 2010 was due primarily to a $13.1 million increase in pre-tax income. The effective tax rate was at 38.0% in fiscal year 2011 as compared to 39.2% in fiscal year 2010. This rate decrease was primarily the result of corporate restructuring and discrete events in fiscal year 2011.

Net Income

Net income increased 28.8%, or $8.8 million, to $39.0 million in fiscal year 2011 from $30.2 million in fiscal year 2010. This increase was due to the factors discussed above.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased as a percentage of net sales to 3.5% in fiscal year 2010 from 3.2% in fiscal year 2009, or $5.0 million. The increase in depreciation and amortization expense was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2010.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash flows from operations. Our primary cash needs are generally for capital expenditures incurred in connection with the opening of new stores, the conversion of existing stores, and for the related increase in merchandise inventories. Cash is also required for investment in information technology, home office and distribution facility infrastructure and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 75 to 90 days to pay our vendors.

As of January 28, 2012, we had cash, cash equivalents and short term investments totaling $72.0 million. Our cash and cash equivalents consist of cash on deposit and investments with a maturity of 90 days or less. Our cash, cash equivalents and short term investments balance at January 28, 2012 increased by $21.9 million from $50.1 million at January 29, 2011. Components of this change in cash for fiscal year 2011, as well as for change in cash for the fiscal years 2010 and 2009, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Provided by operating activities	$74,200	$61,643	$48,779
Used for investing activities	(83,552)	(40,480)	(33,630)
Provided by financing activities	1,201	2,197	6,991

Increase (Decrease) in cash and cash equivalents	$ (8,151)	$23,360	$22,140

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net income	$38,950	$30,244	$22,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,618	21,980	16,994
Deferred taxes	5,837	664	1,158
Share-based compensation	4,943	2,240	410
Merchandise inventory	(35,085)	(23,358)	(5,855)
Accounts payable	22,287	21,821	(102)
Other working capital components	10,652	9,157	14,160
All other	(2)	(1,105)	(3)

Net cash provided by operating activities	$74,200	$61,643	$48,779

During fiscal year 2011, we generated $74.2 million in cash from operating activities. Our major source of cash from operations was attributable to net income of $39.0 million and an increase in accounts payable of $22.3 million. Net cash was reduced for additional merchandise inventory required by operations of $35.1 million.

During fiscal year 2010, we generated $61.6 million in cash from operating activities. Our major source of cash from operations was attributable to net income of $30.2 million and an increase in accounts payable of $21.8 million. Net cash was reduced for additional merchandise inventory required by operations of $23.4 million.

During fiscal year 2009, we generated $48.8 million in cash from operating activities. This increase in cash from operating activities was primarily attributable to net income of $22.0 million. Other working capital components increased by $14.2 million due to increases in accrued expenses and in tenant allowances received from landlords as a result of new store openings.

Investing Activities

Investing activities consist of capital expenditures for new and converted stores, as well as investment in information technology and our distribution and headquarter facility expansions. Additionally, the company purchased short term investments during fiscal year 2011.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Capital expenditures, net of tenant allowances	$(34,160)	$(25,462)	$(24,297)
Tenant allowances	(19,392)	(15,018)	(9,333)
Purchases of short term investments	(30,000)	—	—

Net cash used for investing activities	$(83,552)	$(40,480)	$(33,630)

In fiscal year 2011, capital expenditures, net of tenant allowances increased $8.7 million as compared to fiscal year 2010. Capital expenditures, net of tenant allowances, for the opening of new stores and conversions were $15.7 million, $16.2 million and $11.5 million in fiscal years 2011, 2010 and 2009, respectively. The remaining capital expenditures in fiscal year 2011 were primarily due to increases in fixture refreshes, headquarters expansion and information technology infrastructure investments.

While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of tenant allowances to be approximately $38.0 to $40.0 million in fiscal year 2012.

Purchases of short term investments consisted of highly liquid, money market funds with a maturity in excess of 90 days and less than 365 days.

Financing Activities

Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share-based award activities, proceeds from our initial public offering in fiscal year 2009, along with net borrowings under our credit facilities.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net payments under revolver	$—	$—	$(19,476)
Proceeds from initial public offering, net	—	—	26,242
Proceeds from stock options exercised	563	688	110
Excess tax benefits from stock-based award activities	638	1,509	276
Debt financing costs	—	—	(161)

Net cash provided by financing activities	$1,201	$2,197	$6,991

Net cash of $1.2 million was provided by financing activities in fiscal year 2011, which was primarily utilized to fund general corporate activities. During fiscal year 2011, we received $0.6 million for the exercise of stock options, and we recognized a $0.6 million excess tax benefit related to share based award activities.

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

Senior Secured Credit Facility

Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment included an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. On November 18, 2011 a second amendment was executed. The key provision of the second amendment allows the Company to provide guarantees to third party lenders in connection with purchase orders in the ordinary course of business if such guarantees are considered necessary by the Company. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. As of January 28, 2012 and January 29, 2011, there was no amount outstanding under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of January 28, 2012 and expect to remain in compliance for the next twelve months.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Operating lease obligations (1)	385,556	63,522	109,280	84,482	128,272
Merchandise inventory purchase commitments	128,206	128,206	—	—	—

	$513,762	$191,728	$109,280	$84,482	$128,272

(1)	Excludes common area maintenance (CAM) charges, real estate taxes and certain other expenses which amounted to approximately 19% of minimum lease obligations in fiscal year 2011 which we expect to be consistent for the next three years.

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

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our consolidated financial statements for the fiscal year ended January 28, 2012 for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the FASB’s authoritative guidance for stock-based compensation. Under this guidance, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, expected option life, risk free interest rate and dividend yield. The expected volatility reflects the application of SAB Topic 14’s interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected option life reflects the application of the simplified method set out in SAB Topic 14. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on 7-year U.S. Treasury instruments whose maturities are similar to those of the expected term of the award being valued. The expected dividend yield was based on our expectation of not paying dividends on our common stock for the foreseeable future.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. Because our senior secured credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 28, 2012, we had no outstanding borrowings under our senior secured credit facility, nor did we have any borrowings during fiscal year 2011. We had outstanding balances under our senior secured credit facility during fiscal year 2009 prior to our initial public offering, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future.

Item 8.	Financial Statements and Supplementary Data.

rue21, inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc.

We have audited the accompanying consolidated balance sheets of rue21, inc. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of rue21, inc. at January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), rue21, inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 27, 2012

rue21, inc.

Consolidated Balance Sheets

	January 28, 2012	January 29, 2011
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$41,960	$50,111
Short term investments	30,000	—
Accounts receivable	6,675	6,285
Merchandise inventory, net	131,136	96,051
Prepaid expenses and other current assets	14,338	10,580
Deferred tax assets	5,121	5,024

Total current assets	229,230	168,051
Property and equipment, net	117,798	91,371
Other assets	994	921

Total assets	$348,022	$260,343

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$103,914	$81,627
Accrued expenses and other current liabilities	16,570	15,616
Accrued payroll and related taxes	12,045	12,053
Deferred rent and tenant allowances, current portion	8,652	7,033
Accrued income and franchise taxes	1,068	1,999

Total current liabilities	142,249	118,328
Long-term liabilities:
Deferred rent, tenant allowances and other long-term liabilities	46,965	34,235
Deferred tax liabilities	11,585	5,651

Total long-term liabilities	58,550	39,886

Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock— par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—
Common stock— par value $0.001 per share; 200,000 shares authorized; 24,476 and 24,380 shares issued and outstanding, respectively	24	24
Additional paid in capital	37,696	31,552
Retained earnings	109,503	70,553

Total stockholders’ equity	147,223	102,129
Total liabilities and stockholders’ equity	$348,022	$260,343

See accompanying notes to the consolidated financial statements.

rue21, inc.

Consolidated Statements of Income

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands, except per share data)
Net sales	$760,302	$634,728	$525,600
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	473,662	399,896	337,693

Gross profit	286,640	234,832	187,907
Selling, general, and administrative expense	197,176	163,006	134,078
Depreciation and amortization expense	26,618	21,980	16,994

Income from operations	62,846	49,846	36,835
Interest (income) expense, net	(9)	74	436

Income before income taxes	62,855	49,772	36,399
Provision for income taxes	23,905	19,528	14,382

Net income	$38,950	$30,244	$22,017

Basic income per common share	$1.60	$1.25	$0.99
Diluted income per common share	$1.55	$1.21	$0.96
Weighted average basic common shares outstanding	24,417	24,277	22,267
Weighted average diluted common shares outstanding	25,051	25,002	23,037

See accompanying notes to the consolidated financial statements.

rue21, inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock $0.004 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
	(in thousands, except per share data)
Balance January 31, 2009	22,090	$88	–	$—	$13	$18,292	$18,393

Conversion of common stock, $0.004 par value to common stock, $.001 par value	(22,090)	(88)	22,090	22	66	—	—
Issuance of common stock in initial public offering (net of issuance costs)	—	—	1,650	2	26,240	—	26,242
Net income	—	—	—	—		22,017	22,017
Stock-based compensation expense	—	—	—	—	410	—	410
Stock issued for stock option exercises	—	—	497	—	110	—	110
Excess tax benefits from stock-based award activities	—	—	—	—	276	—	276

Balance January 30, 2010	—	—	24,237	$24	$27,115	$40,309	$67,448

Net income	—	—	—	—	—	30,244	30,244
Stock-based compensation expense	—	—	—	—	2,240	—	2,240
Stock issued for stock option exercises	—	—	142	—	688	—	688
Excess tax benefits from stock-based award activities	—	—	—	—	1,509	—	1,509

Balance January 29, 2011	—	$—	24,379	$24	$31,552	$70,553	$102,129

Net income	—	—	—	—	—	38,950	38,950
Stock-based compensation expense	—	—	—	—	4,943	—	4,943
Stock issued for stock option exercises	—	—	97	—	563	—	563
Excess tax benefits from stock-based award activities	—	—	—	—	638	—	638

Balance January 28, 2012	—	$—	24,476	$24	$37,696	$109,503	$147,223

See accompanying notes to the consolidated financial statements rue21, inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Operating activities
Net income	$38,950	$30,244	$22,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,618	21,980	16,994
Loss on fixed asset disposals	311	183	–
Impairment of long-lived assets	325	221	273
Deferred taxes	5,837	664	1,158
Share based compensation	4,943	2,240	410
Excess tax benefits from stock-based award activities	(638)	(1,509)	(276)
Changes in:
Accounts receivable	(390)	(2,608)	(1,691)
Merchandise inventory, net	(35,085)	(23,358)	(5,855)
Prepaid expenses and other current assets	(3,758)	(3,797)	(146)
Accounts payable	22,287	21,821	(102)
Accrued payroll and related taxes	(8)	1,567	2,954
Accrued expenses and other current liabilities	955	1,232	3,846
Deferred rent and tenant allowances	14,349	11,768	6,903
Accrued income and franchise taxes	(294)	1,107	2,401
Other	(202)	(112)	(107)

Net cash provided by operating activities	74,200	61,643	48,779
Investing activities
Purchase of short term investments	(30,000)	—	—
Acquisition of property and equipment	(53,552)	(40,480)	(33,630)

Net cash used for investing activities	(83,552)	(40,480)	(33,630)
Financing activities
Borrowings under revolver	—	—	98,381
Payments under revolver	—	—	(117,857)
Deferred financing costs	—	—	(161)
Excess tax benefits from stock-based award activities	638	1,509	276
Proceeds from initial public offering, net	—	—	26,242
Proceeds from stock options exercised	563	688	110

Net cash provided by financing activities	1,201	2,197	6,991

(Decrease) Increase in cash and cash equivalents	(8,151)	23,360	22,140
Cash and cash equivalents, beginning of period	50,111	26,751	4,611

Cash and cash equivalents, end of period	$41,960	$50,111	$26,751

Supplemental disclosure of cash flow information
Cash paid for interest (line of credit fees)	$302	$312	$136

Income taxes paid	$18,379	$18,052	$13,510

See accompanying notes to the consolidated financial statements rue21, inc.

Notes to Consolidated Financial Statements

For the Year Ended January 28, 2012

(Dollars in thousands, unless otherwise indicated)

Note 1 — Business and Summary of Significant Accounting Policies

Organization

rue21, inc. (the Company or rue21) is a specialty retailer of junior and young men’s apparel and accessories with 755, 638, and 535 stores as of January 28, 2012, January 29, 2011 and January 30, 2010 respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash, checks and through the acceptance of third-party credit and debit cards.

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

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries “r services, llc” and “rue services corporation”. All intercompany transactions and balances have been eliminated in consolidation. At January 28, 2012, the Company operated as one reporting segment.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. These consolidated financial statements were prepared for the 52 weeks ended January 28, 2012, “Fiscal Year 2011”. As used herein, “Fiscal Year 2010” and “Fiscal Year 2009” refer to the 52 week period ended January 29, 2011 and January 30, 2010, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Seasonality

Our business is seasonal and historically has consisted of two principal seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Generally, our highest sales volume occurs in the fourth quarter, which includes the holiday selling season. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

Segment Reporting

Business or operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Financial Accounting Standard Board (FASB) has established authoritative guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company does not have multiple operating segments or business components for which discrete financial information is prepared. The Company operates in and reports as a single operating segment which is the operation of its retail stores which are only located in the United States. The Company’s Chief Executive Officer (CEO) is the chief decision maker. The Company’s CEO utilizes a consolidated approach to assess performance and allocate resources. The Company has no international sales. Net sales are generated through the retail store sale of merchandise to consumers only. All of the Company’s identifiable assets are located in the United States.

Business Concentration

The Company sells a diversified product mix that seeks a complementary balance to attract our core customers. The table below indicates our product mix as a percentage of net sales as of the fiscal year indicated:

	Fiscal Year
	2011	2010	2009
Girls

Apparel	55.2%	55.9%	56.7%

Accessories	26.4%	25.7%	24.3%

Guys Apparel and Accessories	18.4%	18.4%	19.0%

Total	100.0%	100.0%	100.0%

Fair Value of Financial Instruments

The FASB has established authoritative guidance that requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. As of January 28, 2012 and January 29, 2011, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Cash and Cash Equivalents

Cash includes cash equivalents, which includes credit and debit card transactions. Credit and debit card transactions are typically paid to the Company on the next business day. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Short term investments

As of January 28, 2012, short term investments included deposits primarily held in money market accounts with a maturity greater than three months but less than one year.

Accounts Receivable

Accounts receivable generally represent tenant allowances due from lessors. The Company evaluates collectability and has determined that no allowance is necessary. As of fiscal year end 2011, receivables consisted of: construction allowances — $5,957; third party sell offs — $41; and other — $677. This compares to fiscal year end 2010 of: construction allowances — $5,063; third party sell offs — $928; and other — $294.

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

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value. Impairment charges of $325, $221 and $273 were recognized for the fiscal years 2011, 2010, and 2009, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income.

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

Revenue Recognition

Revenue is recognized upon purchase of merchandise by customers. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the sales are recognized. Consistent with our merchandise return policy of 30 days, the allowance for sales returns at each period end is calculated and recorded based upon an estimate of expected returns over a subsequent 30-day period. The allowance for sales returns was $642, $413, and $349 for the fiscal years 2011, 2010, and 2009, respectively. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

Deferred revenue is established upon the purchase of gift cards by customers, and revenue is recognized upon redemption of gift cards for merchandise. The Company evaluated unredeemed gift cards and determined that the likelihood of certain gift cards being redeemed by the customer after 18 months was remote, based upon historical redemption patterns of gift cards. We have established a wholly-owned subsidiary to administer the gift card program within a state jurisdiction that does not require remittance of unclaimed property. For those gift cards that were determined redemption would be remote, the Company reversed the liability, and recorded gift card breakage income. Gift card breakage income of $790, $328 and $224 was recognized for the fiscal years 2011, 2010, and 2009, respectively. Gift card breakage income is recorded as reduction to cost of goods sold.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

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

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. The Company believes that its assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income. See Note 8 “Income Taxes”.

Stock Based Compensation

The Company accounts for share based compensation awards in accordance with the FASB’s authoritative guidance, which requires companies recognize all share based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of the equity or liability instruments issued. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company has historically issued new shares of common stock upon the exercise of employee stock options. See Note 5 “Stock-Based Compensation.”

Store Pre-opening Costs

Store pre-opening costs, which consist primarily of occupancy costs and payroll, are expensed as incurred and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense, which is classified in selling, general, and administrative expense in the accompanying Consolidated Statements of Income, was $5,104, $3,936 and $3,000 for the fiscal years 2011, 2010, and 2009, respectively.

Repairs and Maintenance

The Company capitalizes costs that extend the life of an asset and that meet certain minimal dollar thresholds depending on asset category. All other costs including maintenance agreements are charged to selling, general and administrative expense in the accompanying Consolidated Statements of Income. Repairs and maintenance expense was $2,112, $1,797 and $1,464 for the fiscal years 2011, 2010, and 2009, respectively. Repairs and maintenance expense does not include any costs for store conversions.

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

Reserves are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, ruling, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate.

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

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands, except per share data)
Net income	$38,950	$30,244	$22,017

Weighted average basic common shares outstanding	24,417	24,277	22,267
Impact of dilutive securities	634	725	770

Weighted average diluted common shares outstanding	25,051	25,002	23,037
Per common share:
Basic income per common share	$1.60	$1.25	$0.99
Diluted income per common share	$1.55	$1.21	$0.96

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Equity awards to purchase 699, 340 and 400 shares of common stock for the fiscal years 2011, 2010, and 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Note 2 — Fair Value Measurements

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents and short term investments of $71,960 and $50,111 as of January 28, 2012 and January 29, 2011, respectively, are reported at fair value utilizing Level 1 inputs. The carrying value of these instruments approximate fair value because of their short-term maturity.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011:

	Fair Value Measurements at January 28, 2012
Cash and cash Equivalents	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
		(in thousands)
Cash	$41,960	$41,960	$—	$—
Short Term Investments	$30,000	$30,000

Total	$71,960	$71,960	$—	$—

	Fair Value Measurements at January 29, 2011
Cash and cash Equivalents	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
		(in thousands)
Cash	$50,111	$50,111	$—	$—

Total	$50,111	$50,111	$—	$—

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	January 28,	January 29,
	2012	2011
Furniture and fixtures	$93,301	$73,635
Leasehold improvements	102,731	75,445
Computer equipment, software and other	22,541	18,044

Property and equipment, at cost	218,573	167,124
Less accumulated depreciation and amortization	(100,775)	(75,753)

Property and equipment, net	$117,798	$91,371

Depreciation and amortization expense was $26,618, $21,980, and $16,994 for fiscal years 2011, 2010 and 2009, respectively.

Note 4 — Long-Term Debt

Effective April 10, 2008, the Company established a five-year $60,000 senior secured revolving credit facility (the Senior Secured Credit Facility) with Bank of America N.A. The ceiling is expandable at the Company’s option in increments of $5,000 up to a limit of $85,000 under certain defined conditions. The Senior Secured Credit Facility initial borrowing was $27,217. Proceeds from the initial borrowing were used for the extinguishment of all of the Company’s existing long-term debt facilities and the Bank of America N.A. commitment fee. Availability under the Senior Secured Credit Facility is collateralized by a first priority interest in all the Company’s assets. On November 24, 2009, the Company amended its Senior Secured Credit Facility with Bank of America, N.A. Key provisions of the amendment include an increase in the borrowing ceiling to $85,000 from $60,000, which is further expandable at the Company’s option in increments of $5,000 up to a limit of $100,000 under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus 0.50%, the prime rate or the adjusted LIBOR rate plus the applicable margin which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability on the facility during the previous quarter. As of January 28, 2012 and January 2011, there were no outstanding borrowings under the Senior Secured Credit Facility. Accordingly, the weighted-average interest rate under the Senior Secured Credit Facility was nil for both of the fiscal years ended January 28, 2012 and January 29, 2011. The Senior Secured Credit Facility includes a fixed charge covenant applicable only if net availability falls below thresholds of 10%. The Company is in compliance with all covenants under the Senior Secured Credit Facility at January 28, 2012. The Senior Secured Credit Facility matures in April 2013.

Note 5 — Stock-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over 3 or 4 years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. To date, 777,378 stock options have been granted, 174,298 restricted stock units have been granted and no stock appreciation rights or restricted stock have been issued under the 2009 Plan.

Effective May 15, 2003, the Company adopted the 2003 Ownership Incentive Plan (the 2003 Plan) pursuant to which key employees, officers, and directors were eligible to receive options to purchase common stock for an aggregate of up to 19.8% of the number of shares of the common stock outstanding upon adoption of the 2003 Plan rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

based on eligibility, vesting, and performance standards established by the board of directors. Upon adopting the 2009 Plan, the Company discontinued use of the 2003 Plan and no further option grants will be made under the 2003 Plan.

On November 11, 2011, the Compensation Committee approved a new form of Restricted Stock Unit Award Agreement (the “RSU Agreement”) for the 2009 Plan, which replaces the prior form of Restricted Stock Award Agreement. The RSU agreement clarifies delivery procedures and withholding treatment for stock to be received upon vesting of awards. The material terms of an award of restricted stock units, including applicable vesting terms, the treatment of awards upon termination of employment and potential tax consequences, were not affected by approval of the Committee’s approval of the RSU Agreement.

Stock Option Activity

The following table represents stock options granted, vested, and expired under the existing share based compensation plans for fiscal year ended January 28, 2012.

	Common Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)
Outstanding January 29, 2011	1,441	$15.63	7.83	$21,349
Granted	298	29.59
Exercised	(87)	6.45
Expired or forfeited	(52)	25.43

Outstanding January 28, 2012	1,600	$18.41	7.32	$15,680

Vested at January 28, 2012	790	$10.43	6.19	$12,686

As of January 28, 2012, the Company had 2,674,324 shares available for stock grants. The Company recognized $4,943, $2,240 and $410 in compensation expense related to stock options for the fiscal years 2011, 2010, and 2009, respectively. The weighted-average fair value of stock options at the grant date was $16.13, $17.37 and $6.92 for the fiscal years 2011, 2010, and 2009, respectively. The intrinsic value of options exercised was $2,194, $3,777 and $13,834 for the fiscal years 2011, 2010, and 2009, respectively. All outstanding vested options are currently exercisable as of January 28, 2012.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of weighted-average assumptions:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Risk-free interest rate(1)	1.24% -3.10%	1.52% -2.46%	2.6%-3.3%
Dividend yield	—	—	—
Volatility factors for the expected market price of the
Company’s common stock(2)	55.0% -56.0%	55.0%	53.0%-60.0%
Weighted average expected term(3)	6.0 years	6.3 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

The following table summarizes information regarding non-vested outstanding stock options as of January 28, 2012:

	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)
Non-vested as of January 29, 2011	881	$11.16
Granted	298	16.13
Vested	(317)	8.48
Cancelled	(52)	13.82

Non-vested as of January 28, 2012	810	$14.20

As of January 28, 2012, there was $11,503 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.18 years. The total fair value of shares vested during the fiscal years 2011, 2010, and 2009, was $2,720, $835 and $5,312, respectively.

Restricted Stock Activity

Below is a summary of restricted stock unit activity for the year ended January 28, 2012:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)	(per share)
Non-vested at January 29, 2011	25	$30.49
Granted	150	29.69
Vested	(9)	30.47
Forfeited	(4)	30.12

Non-vested at January 28, 2012	162	$29.85

The total fair value of restricted stock units granted during the fifty-two week period ended January 28, 2012, was $4.4 million. As of January 28, 2012, there was $4.8 million of total unrecognized compensation cost related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 6 — Lease Commitments

All of the Company’s operations are conducted from leased premises. Store leases provide for base rentals, some of which increase over time, and the payment of a percentage of sales as additional rent when sales exceed specified levels; the latter, providing the basis upon which material contingent rental payments are determined. Minimum rentals relating to these leases are recorded on a straight-line basis. Generally, lease terms are five to ten years in length excluding renewal options. In addition, the Company is typically responsible under its leases for maintenance, common area charges, real estate taxes, and certain other expenses. Point of sale equipment is also leased by the Company for a term of four years. All leases are classified as operating leases.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Store Rent :
Fixed minimum	$56,421	$44,276	$35,665
Contingent	3,388	2,700	2,425

Total store rent, excluding common maintenance charges, real estate taxes and certain other expenses	59,809	46,976	38,090
Offices, distribution facilities and equipment	4,371	3,320	3,165

Total Rent Expense	$64,180	$50,296	$41,255

The table below summarizes future annual minimum lease obligations under all operating leases as required by the lease agreements:

Fiscal Year
2011	$63,522
2012	57,879
2013	51,401
2014	45,483
2015	38,999
Thereafter	128,272

Total future lease obligations	$385,556

Note 7 — 401(k) Profit Sharing Plan

The Company sponsors a qualified 401(k) plan with a contributory profit-sharing feature (the Plan) for eligible employees. Effective January 1, 2010, the Plan was amended to permit participants of the Plan to contribute up to 50% of pretax annual compensation as defined in the Plan, subject to certain limitations. Also, effective January 1, 2010, the Company will match 100% of participant contributions up to 4% of pretax annual compensation as defined in the Plan. Prior to this amendment, participants of the Plan could contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations and the Company matched 25% of the first 6% of base compensation that a participant contributes to the Plan. Profit-sharing contributions to the Plan, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. 401(k) matching contributions and profit-sharing contributions to the Plan were $703, $579 and $184 for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively, and are included in selling, general, and administrative expense in the Consolidated Statements of Income.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

Note 8 — Income Taxes

The provision for income taxes at the fiscal years 2011, 2010, and 2009 consists of the current and deferred elements in the table below:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal	$15,051	$15,834	$10,943
State	3,017	3,030	2,281

Total current	18,068	18,864	13,224

Deferred:
Federal	5,819	939	1,238
State	18	(275)	(80)

Total deferred	5,837	664	1,158

Total provision for income taxes	$23,905	$19,528	$14,382

The Company’s income taxes determined at the statutory rate for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 differ from the actual rate as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Effective Rate
Statutory rate	35.0%	35.0%	35.0%
State taxes	3.3%	3.8%	3.8%
Permanent differences	0.2%	0.7%	0.7%
Other	(0.5%)	(0.3%)	—

Total	38.0%	39.2%	39.5%

As a result of temporary differences, the Company has the following net deferred tax amounts at January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Deferred tax assets:
Deferred Rent	$20,317	$15,925	$11,371
Accrued Compensation	2,639	1,675	959
Inventory	1,308	1,127	941
Accrued Reserve	174	192	162
Other	9	42	42

Total deferred tax assets	24,447	18,961	13,475
Deferred tax liabilities:
Fixed assets	(30,911)	(19,588)	(13,438)

Net deferred tax (liability) asset	$(6,464)	$(627)	$37

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current-deferred tax assets	$5,121	$5,024	$4,286
Noncurrent-deferred tax liabilities	(11,585)	(5,651)	(4,249)

Total	$(6,464)	$(627)	$37

The following table summarizes the activity related to our unrecognized tax benefits:

Gross balance as of January 31, 2009	$146
Prior period tax positions — (decrease)	(111)

Gross balance as of January 30, 2010	35
Prior period tax positions — (decrease)	(1)

Gross balance as of January 29, 2011	34
Prior period tax positions — (decrease)	(34)

Gross balance as of January 28, 2012	$0

The gross amount of unrecognized tax benefits at fiscal years ended 2011, 2010, and 2009 was $0, $34 and $35, respectively. Over the next 12 months the company believes that there will be no material change in unrecognized tax benefits.

The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for fiscal years ended 2011, 2010 and 2009, respectively, was not material.

The Company files a consolidated U.S. Federal Tax returns as well as various state tax returns. The Company’s U.S. Federal tax returns are open for further audit by taxing authorities for the periods of 2007 through 2011. The principal state jurisdictions that remain open to examination for the periods 2007 and forward are: Pennsylvania, Texas, North Carolina, Illinois, and West Virginia.

Note 9 — Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of January 28, 2012, the Company believes that a loss is reasonably possible but that such potential losses, individually or in the aggregate, will not have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Note 10 — Related Party Transactions

In May 2003, the Company entered into a letter agreement with Apax Partners, L.P. (Apax) as successor to Saunders Karp & Megrue, LLC, relating to financial advisory services to be provided to the Company from time to time. Under the letter agreement, the Company agreed to pay an annual fee of $250 to Apax and to reimburse Apax for all reasonable out-of-pocket expenses incurred in connection with the letter agreement. In addition, the letter agreement provided for customary indemnification provisions and terminates once Apax and its affiliates beneficially own, collectively, less than 25% of the Company’s voting common stock. In November 2009, the letter agreement with Apax was terminated and Apax received a termination fee of $1,500, which was recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income. We also reimburse Apax for reasonable expenses incurred to attend board of director meetings. Amounts paid to Apax totaled $9, $35 and $1,696 for fiscal years 2011, 2010, and 2009, respectively.

rue21, inc. and subsidiary

Notes to Consolidated Financial Statements — (continued)

At January 28, 2012, funds advised by Apax owned approximately 29% of the Company’s outstanding common stock.

Note 11 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except share and per share amounts):

	Thirteen Weeks Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Fiscal Year 2011
Net Sales	$172,875	$172,770	$194,761	$219,896
Gross profit	67,246	67,629	71,400	80,365
Net income	9,619	7,669	8,741	12,921
Basic income per common share	0.39	0.31	0.36	0.53
Diluted income per common share	0.38	0.31	0.35	0.52
Weighted average basic common shares outstanding	24,383	24,415	24,461	24,467
Weighted average diluted common shares outstanding	25,063	25,080	25,066	25,054

	Thirteen Weeks Ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Fiscal Year 2010
Net Sales	$137,772	$142,950	$163,913	$190,093
Gross profit	52,231	54,544	60,053	68,004
Net income	5,821	6,391	7,143	10,889
Basic income per common share	0.24	0.26	0.29	0.45
Diluted income per common share	0.23	0.26	0.29	0.44
Weighted average basic common shares outstanding	24,248	24,277	24,310	24,335
Weighted average diluted common shares outstanding	25,044	25,044	24,972	25,029

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of our financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

Our management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management concluded that, as of January 28, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc.

We have audited rue21, inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). rue21, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, rue21, inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of rue21, inc. and subsidiary as of January 28, 2012 and January 29, 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2012 of rue21, inc. and our report dated March 27, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 27, 2012

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1-Election of Directors”, “Information Concerning Our Board of Directors — Audit Committee,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Concerning Our Board of Directors — Code of Business Conduct and Ethics” in the 2012 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections entitled “Information Concerning our Board of Directors — Director Compensation” and “Understanding Our Director Compensation Table,” “Executive Compensation” “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections “Certain Relationships and Transactions with Related Persons”, “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 3 — Ratification of Independent Registered Public Accounting Firm For Fiscal Year 2012—Audit and Non-Audit Fees and Independent Public Accountants” in the 2012 Proxy Statement.

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

Date: March 27, 2012

By:	/s/ Keith A. McDonough
Name: Keith A. McDonough
Title: Senior Vice President and Chief Financial Officer

Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert N. Fisch Robert N. Fisch	President, Chief Executive Officer and Chairman (principal executive officer)	March 27, 2012

/s/ Keith A. McDonough Keith A. McDonough	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2012

/s/ Arnold S. Barron Arnold S. Barron	Director	March 27, 2012

/s/ Macon F. Brock Jr. Macon F. Brock	Director	March 27, 2012

/s/ Laura Sen Laura Sen	Director	March 27, 2012

/s/ Bruce A. Hartman Bruce A. Hartman	Director	March 27, 2012

/s/ John F. Megrue, Jr. John F. Megrue, Jr.	Director	March 27, 2012

/s/ Alex S. Pellegrini Alex S. Pellegrini	Director	March 27, 2012

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

3.2	Registrant’s Amended and Restated By-laws, incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-161850) filed on November 10, 2009.

10.1	Employment Agreement dated as of January 1, 2008, by and between Robert Fisch and rue21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.

10.2	Amended and Restated Employment Agreement, dated as of December 17, 2010, by and between Robert Fisch and rue 21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 21, 2010.

10.3	rue21, inc. Second Amended and Restated 2003 Ownership Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

10.4	rue21, inc. 2009 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

10.5	Credit Agreement, dated April 10, 2008, among rue21, inc., as lead borrower, the borrowers named therein, r services llc, as guarantor and Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the other lender parties thereto, incorporated by reference to Exhibit 10.5 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.

10.6	Security Agreement, dated April 10, 2008, by and among rue21, inc., as lead borrower, r services llc, as guarantor, and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.6 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.

10.7	Guaranty, dated April 10, 2008, by r services llc, as guarantor, in favor of Bank of America, N.A., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.7 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.

10.8	First Amendment to Credit Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A., as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 24, 2009, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 1, 2009.

10.9	First Amendment to Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 1, 2009.

10.10	First Amendment to Intellectual Property Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on December 1, 2009.

10.11	Second Amendment to Credit Agreement by and among rue21, as the Lead Borrower, rue services corporation, r services llc, as Guarantor and Bank of America, N.A. as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 18, 2011, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on December 2, 2011.

10.12	Lease by and between West Virginia Economic Development Authority, as Landlord, and rue21, inc. as Tenant, dated July 8, 2011, filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 14, 2011

10.13	Form of Indemnification Agreement for Directors, incorporated by reference to Exhibit 10.12 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.

10.14	Form of Indemnification Agreement for Officers, incorporated by reference to Exhibit 10.17 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.

10.15	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.

10.16	Form of Stock Appreciation Rights Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.

10.17	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q, filed on December 2, 2011, under the 2009 Omnibus Incentive Plan.

10.18	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.16 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.

21.1*	List of subsidiaries of rue21, inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.