Form 10-Q
period 2012-04-28
rue21, inc.
filed 2012-06-01
CIK 1471458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

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

The number of shares outstanding of the Registrant’s common stock was 24,522,893 as of May 23, 2012.

rue21, inc.

Form 10-Q

Quarter Ended April 28, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

rue21, inc. and subsidiaries

Consolidated Balance Sheets

	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$51,845	$41,960	$55,587
Short term investments	30,000	30,000	—
Accounts receivable	9,864	6,675	10,222
Merchandise inventory, net	131,892	131,136	105,630
Prepaid expenses and other current assets	14,877	14,338	12,463
Deferred tax assets	6,064	5,121	6,699

Total current assets	244,542	229,230	190,601

Property and equipment, net	126,650	117,798	97,977

Other assets	936	994	971

Total assets	$372,128	$348,022	$289,549

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104,321	$103,914	$89,791
Accrued expenses and other current liabilities	18,401	16,570	16,416
Accrued payroll and related taxes	7,715	12,045	9,216
Deferred rent and tenant allowances, current portion	9,324	8,652	7,759
Accrued income and franchise taxes	10,667	1,068	8,157

Total current liabilities	150,428	142,249	131,339

Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	53,190	46,965	40,705
Deferred tax liabilities	7,523	11,585	4,684

Total non-current liabilities	60,713	58,550	45,389

Commitments and Contingencies	—	—	—

Stockholders' equity:
Preferred stock— par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—	—

Common stock— par value $0.001 per share; 200,000 shares authorized; 24,493, 24,476 and 24,394 shares issued and outstanding, respectively.	24	24	24
Additional paid in capital	39,858	37,696	32,626
Retained earnings	121,105	109,503	80,171

Total stockholder's equity	160,987	147,223	112,821

Total liabilities and stockholders’ equity	$372,128	$348,022	$289,549

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Income

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(Unaudited)
	(in thousands, except per share data)

Net sales	$205,615	$172,875
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	125,934	105,629

Gross profit	79,681	67,246

Selling, general, and administrative expense	53,796	45,373
Depreciation and amortization expense	7,528	6,103

Income from operations	18,357	15,770

Interest income, net	(30)	(22)

Income before income taxes	18,387	15,792

Provision for income taxes	6,785	6,173

Net income	$11,602	$9,619

Basic income per common share	$0.47	$0.39
Diluted income per common share	$0.46	$0.38

Weighted average basic common shares outstanding	24,480	24,383
Weighted average diluted common shares outstanding	25,119	25,063

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(Unaudited, in thousands)
Operating activities:
Net income	$11,602	$9,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,528	6,103
Loss on fixed asset disposals	—	173
Impairment of long-lived assets	74	124
Deferred taxes	(5,004)	(2,643)
Stock based compensation	1,938	800
Excess tax benefits from stock-based compensation activities	(97)	(216)
Changes in:
Accounts receivable	(3,189)	(3,937)
Merchandise inventory, net	(756)	(9,579)
Prepaid expenses and other current assets	(539)	(1,883)
Accounts payable	407	8,164
Accrued payroll and related taxes	(4,330)	(2,837)
Accrued expenses and other current liabilities	1,831	801
Deferred rent and tenant allowances	6,897	7,196
Accrued income and franchise taxes	9,696	6,375
Other	25	(81)

Net cash provided by operating activities	26,083	18,179

Investing activities:
Acquisition of property and equipment	(16,422)	(12,974)

Net cash used for investing activities	(16,422)	(12,974)

Financing activities:
Excess tax benefits from stock-based compensation activities	97	216
Proceeds from stock options exercised	127	55

Net cash provided by financing activities	224	271

Increase in cash and cash equivalents	9,885	5,476
Cash and cash equivalents, beginning of period	41,960	50,111

Cash and cash equivalents, end of period	$51,845	$55,587

Supplemental disclosure of cash flow information

Cash paid for interest (line of credit fees)	$74	$74

Cash paid for income taxes	$2,129	$2,332

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc and subsidiaries

Notes to unaudited Consolidated Financial Statements

Thirteen weeks ended April 28, 2012 and April 30, 2011

(Dollars in thousands unless otherwise indicated)

NOTE 1 — Organization and Basis of Presentation

rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 795, 755 and 677 stores as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At April 28, 2012, the Company operated in one reportable segment.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2012 included in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.

The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 — Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “first quarter of 2012” and the “first quarter of 2011” refer to the thirteen week periods ending April 28, 2012 and April 30, 2011, respectively.

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

Seasonality

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Generally, our highest sales volume occurs in the fourth quarter, which includes the holiday selling season. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores and the timing of certain holidays.

Recent Accounting Standards

The FASB issues ASU’s to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASU’s to date that amend the original text of ASC. ASU’s during the current period (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Subsequent Events

rue21’s Board of Directors has authorized a stock repurchase program granting the Company authority to repurchase up to $50 million of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions, and rue21 may suspend or discontinue the repurchase program at any time, and may thereafter reinstitute purchases, all without prior announcement.

NOTE 3 — Earnings Per Share

Earnings per common share has been computed as follows:

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(in thousands, except per share data)

Net income	$11,602	$9,619

Weighted average basic common shares outstanding	24,480	24,383
Impact of dilutive securities	639	680

Weighted average diluted common shares outstanding	25,119	25,063

Per common share:
Basic income per common share	$0.47	$0.39
Diluted income per common share	$0.46	$0.38

Stock options to purchase 845,816 and 459,257 shares of common stock during the first quarter of 2012 and the first quarter of 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

NOTE 4 — Stock-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units or performance share units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance.

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

The Company recognized $1.9 million in compensation expense related to stock options during the first quarter of 2012 and $0.8 million in compensation expense related to stock options for the first quarter of 2011, respectively.

The following table represents stock option activity during the first quarter of 2012.

	Common Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding January 28, 2012	1,600	$18.41	7.32	$15,680
Granted	109	$27.24
Exercised	(17)	$7.48
Expired or forfeited	(13)	$19.92

Outstanding April 28, 2012	1,679	$19.08	7.26	$20,963

Vested at April 28, 2012	873	$12.88	6.16	$16,264

As of April 28, 2012, the Company had 2,403,096 shares available for stock grants. The weighted average fair value of stock options at the grant date was $13.64 during the first quarter of 2012 and $16.13 for the first quarter 2011. The intrinsic value of options exercised was $0.3 million during the first quarter of 2012 and $0.4 million for the first quarter of 2011. All outstanding vested options are currently exercisable as of April 28, 2012.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
Risk-free interest rate (1)	1.8%	2.1%-2.9%
Dividend yield	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	53.0%	55.0%
Weighted average expected term (3)	6.0 years	6.0 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.
(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

As of April 28, 2012, there was $11.2 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.19 years. The total fair value of shares vested during the first quarter of 2012 was $1.7 million and $1.6 million for the first quarter of 2011.

Restricted Stock Units

Time-based restricted stock unit awards vest generally over three years.

Performance-based stock unit awards generally vest over three years if the performance goal is achieved in the first year period. The level of goal achievement, if any, will determine the number of shares that may be received.

The following table summarizes information regarding non-vested outstanding restricted stock units as of April 28, 2012:

Restricted Stock Grants

	Time-Based Restricted Stock Units		Performance Share Units
	Thirteen weeks Ended April 28, 2012		Thirteen weeks Ended April 28, 2012
		Weighted Averaged Fair Value at Grant Date		Weighted Averaged Fair Value at Grant Date
	Shares		Shares
	(in thousands)	(per share)	(in thousands)	(per share)
Non-vested as of January 28, 2012	162	$29.85	—	$—

Granted	162	$27.20	197	$27.26
Vested	(2)	$21.59	—	$—
Cancelled	—	$—	—	$—

Non-vested as of April 28, 2012	322	$28.56	197	$27.26

As of April 28, 2012, there was $14.3 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.62 years.

There was no material value for the total grant date fair value of shares vested during the first quarter of 2012 and first quarter of 2011.

NOTE 5 — Property and Equipment

	April 28, 2012	January 28, 2012	April 30, 2011
	(in thousands)
Furniture and fixtures	$98,934	$93,301	$77,613
Leasehold improvements	112,740	102,731	82,509
Computer equipment, software and other	23,247	22,541	18,932

	234,921	218,573	179,054
Less accumulated depreciation and amortization	(108,271)	(100,775)	(81,077)

	$126,650	$117,798	$97,977

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

NOTE 6 — Fair Value

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents, and short term investments of $81,845, $71,960 and $55,587 as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, are reported at fair value utilizing Level 1 inputs.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of April 28, 2012 and April 30, 2011:

	Fair Value Measurements at April 28, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$51,845	$51,845	$—	$—
Short Term Investments	$30,000	$30,000	$—	$—

Total	$81,845	$81,845	$—	$—

NOTE 7— Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the first quarter of 2012 was 36.9% as compared to 39.1% for the first quarter of 2011. The lower effective income tax rate was primarily the result of corporate restructuring and higher deductible permanent items over the prior year. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the first quarter of 2012 and 2011, respectively, was not material.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with the FASB’s authoritative guidance related to uncertain tax positions and adjusts these liabilities when its judgment changes as a result of the evaluation of new information. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the consolidated balance sheet date within the next 12 months.

NOTE 8 — Commitments and Contingencies

The Company is subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time.

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

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs;

•	our failure to maintain effective internal controls; and

•	other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 28, 2012.

Our Business

We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2012” refer to the 53 week period ended January 28, 2012.

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of April 28, 2012, we operated 795 stores in 46 states.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, share-based compensation and store expenses, but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionately with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. We expect that our selling, general and administrative expense will increase in future periods due to our continuing growth.

Selected First Quarter Highlights:

Highlights of our financial performance for the first quarter of fiscal year 2012 include the following:

•

Net sales increased 18.9% to $205.6 million in the first quarter of 2012, compared to $172.9 million in the first quarter of 2011. Comparable store sales increased 1.7% in the first quarter of 2012 on top of an increase of 5.2% in the first quarter of 2011.

•	Selling general and administrative expenses were flat at 26.2% for the first quarter of 2012 compared to first quarter of 2011.

•	Net income increased 20.6% to $11.6 million in the first quarter of 2012 from $9.6 million in the first quarter of 2011.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(Unaudited)
	(in thousands, except operating data)

Net sales	$205,615	$172,875
Cost of goods sold	125,934	105,629

Gross profit	79,681	67,246
Selling, general and administrative expenses	53,796	45,373
Depreciation and amortization expense	7,528	6,103

Income from operations	18,357	15,770
Interest income, net	(30)	(22)

Income before income taxes	18,387	15,792
Provision for income taxes	6,785	6,173

Net income	$11,602	$9,619

Net income per common share
Basic	0.47	0.39
Diluted	0.46	0.38
Weighted average common shares outstanding
Basic	24,480	24,383
Diluted	25,119	25,063

Net sales	100.0%	100.0%
Cost of goods sold	61.2%	61.1%

Gross margin	38.8%	38.9%
Selling, general and administrative expenses	26.2%	26.2%
Depreciation and amortization expense	3.7%	3.5%

Income from operations	8.9%	9.1%
Interest income, net	0.0%	0.0%

Income before income taxes	8.9%	9.1%
Provision for income taxes	3.3%	3.6%

Net income	5.6%	5.6%

Effective Tax Rate	36.9%	39.1%

Operating Data (unaudited)

Number of stores open at the end of the period	795	677
Comparable store sales change	1.7%	5.2%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended
	April 28, 2012	April 30, 2011

Girls
Apparel	58.3%	58.6%
Accessories	24.5%	24.9%
Guys Apparel and Accessories	17.2%	16.5%

Total	100.0%	100.0%

First Quarter of 2012 Compared to First Quarter of 2011

Net Sales

During the first quarter of 2012, our net sales increased 18.9%, or $32.7 million, to $205.6 million as compared to $172.9 million in the first quarter of 2011. This increase in net sales was due to an approximate 15% increase in the number of transactions, driven by new store openings during the first quarter of 2012. Net sales also increased primarily due to an increase of approximately 4% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the first quarter of 2012, we opened 40 new stores compared to 39 new stores in the first quarter of 2011. Our comparable store sales increased 1.7% in the first quarter of 2012 compared to an increase of 5.2% in the first quarter of 2011. There were 635 comparable stores and 160 non-comparable stores open at April 28, 2012 compared to 533 and 144, respectively, at April 30, 2011.

During the first quarter of 2012, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 18%, 17% and 23%, respectively, as compared to the first quarter of 2011.

Gross Profit

Gross profit increased 18.5%, or $12.4 million, in the first quarter of 2012 to $79.7 million as compared to $67.2 million in the first quarter of 2011. Gross margin decreased 10 basis points to 38.8% for the first quarter of 2012 from 38.9% for the first quarter of 2011. Merchandise margin for the first quarter of 2012 was flat as a percentage of sales as compared to first quarter of 2011. This decrease in gross margin was attributable to increased store occupancy and distribution center costs related to our recent infrastructure expansion.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.6%, or $8.4 million, to $53.8 million in the first quarter of 2012 as compared to $45.4 million in the first quarter of 2011. As a percentage of net sales, selling, general and administrative expense was flat at 26.2% in the first quarter of 2012 and the first quarter of 2011.

Store operating expenses increased by $6.3 million in the first quarter of 2012 as compared to the first quarter of 2011 due primarily to the operation of 795 stores as of April 28, 2012 compared to the operation of 677 stores as of April 30, 2011. As a percentage of net sales, store operating expenses was flat at 19.4% for the first quarter of 2012 and the first quarter of 2011.

Administrative and general expense was also flat at 6.8% as a percentage of net sales in the first quarter of 2012 and the first quarter of 2011. Lower administrative salary expense as a percent to sales were offset by higher stock compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.4 million to $7.5 million in the first quarter of 2012 as compared to $6.1 million in the first quarter of 2011. Depreciation and amortization expense increased as a percentage of net sales to 3.7% in the first quarter of 2012 as compared to 3.5% in the first quarter of 2011. This increase was driven by capital expenditures relating to new store openings.

Provision for Income Taxes

The provision for income taxes increased $0.6 million to $6.8 million in the first quarter of 2012 as compared to $6.2 million in the first quarter of 2011. This increase was due primarily to the $2.6 million increase in pre-tax income. The effective tax rates were 36.9% and 39.1% for the first quarter of 2012 and 2011, respectively. The lower effective income tax rate for the first quarter of 2012 was primarily due to corporate restructuring and events relating to higher deductible permanent items over the prior year.

Net Income

Net income increased 20.6%, or $2.0 million, to $11.6 million for the first quarter of 2012 as compared to $9.6 million in the first quarter of 2011. This increase was due to the factors discussed above.

Liquidity and Capital Resources

We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facility will be adequate to meet foreseeable liquidity needs. Our primary sources of liquidity are cash flows from operations and availability under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores to the rue21 etc! format, including the additional working capital required for the related increase in merchandise inventories. Cash is also required for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Generally, our highest sales volume occurs in the fourth quarter, which includes the holiday selling season. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores and the timing of certain holidays.

As of April 28, 2012, we had cash, cash equivalents, and short term investments totaling $81.8 million. Our cash and cash equivalents consist of cash on deposit, credit and debit card transactions and investments with a maturity of 90 days or less. Our cash, cash equivalents and short term investments balance at April 28, 2012 increased by $9.9 million from $72.0 million at January 28, 2012. Components of this change in cash for the first quarter of 2012, as well as for change in cash for the first quarter of 2011, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(in thousands)

Provided by operating activities	$26,083	$18,179
Used for investing activities	(16,422)	(12,974)
Provided by for financing activities	224	271

Increase in cash and cash equivalents	$9,885	$5,476

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(in thousands)

Net income	$11,602	$9,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,528	6,103
Deferred taxes	(5,004)	(2,643)
Stock-based compensation	1,938	800
Merchandise inventory	(756)	(9,579)
Accounts payable	407	8,164
Accrued income and franchise taxes	9,696	6,375
Other working capital components	695	(741)
All other	(23)	81

Net cash provided by operating activities	$26,083	$18,179

Net cash provided by operating activities was $26.1 million and $18.2 million for the first quarter of 2012 and the first quarter of 2011, respectively. The increase of $7.9 million in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to reduced growth in merchandise inventory ($8.8 million) and increased income and franchise taxes payable ($3.3 million), offset by slower growth in accounts payable ($7.8 million). Depreciation and amortization increased $1.4 million and stock-based compensation increased $1.1 million.

Investing Activities

Investing activities consist principally in of capital expenditures for new and converted stores.

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(in thousands)

Capital expenditures, net of tenant allowances	$(10,334)	$(7,187)
Tenant allowances	(6,088)	(5,787)

Net cash used for investing activities	$(16,422)	$(12,974)

For the first quarter of 2012 capital expenditures increased $3.4 million to $16.4 million as compared to $13.0 million in the first quarter of 2011. During the first quarter of 2012, we opened 40 new stores and converted 7 existing stores as compared to 39 new stores and 12 store conversions in the first quarter of 2011, respectively. Capital expenditures, net of tenant allowances, for the new stores and conversions of existing stores increased $0.6 million to $5.6 million during the first quarter of 2012 as compared to $5.0 million in the comparable prior year period. Capital expenditures for store lighting fixtures increased $1.1 million during the first quarter of 2012 as compared to the first quarter of 2011. Additionally, capital expenditures for information technology increased $1.0 million to support the Company’s expansion. The Company expects total capital expenditures, net of tenant allowances, for fiscal year 2012 to be approximately $38.0 million to $40.0 million.

Financing Activities

Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from stock- based award activities. Net cash of $0.2 million was provided by financing activities in the first quarter of 2012 compared to $0.3 million for the first quarter of 2011.

	Thirteen weeks ended
	April 28, 2012	April 30, 2011
	(in thousands)

Proceeds from stock options exercised	$127	$55
Excess tax benefits from stock-based award activities	97	216

Net cash provided by financing activities	$224	$271

Senior Secured Credit Facility

Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. On November 18, 2011 a second amendment was executed. The key provision of the second amendment allows the Company to provide guarantees to third party lenders in connection with purchase orders in the ordinary course of business if such guarantees are considered necessary by the Company. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. There were no borrowings as of April 28, 2012 and April 30, 2011, under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of April 28, 2012 and expect to remain in compliance for the next twelve months.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the consolidated financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January  28, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative information concerning our market risk since the end of the most recent fiscal year as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the first quarter of fiscal year 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

10.1	Form of Performance Share Unit Agreement under the 2009 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data File

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.

Date: June 1, 2012	By	/s/ Robert Fisch
Robert Fisch Chairman and Chief Executive Officer

Date: June 1, 2012	By	/s/ Keith McDonough
Keith McDonough Senior Vice President and Chief Financial Officer