Form 10-Q
period 2012-07-28
rue21, inc.
filed 2012-08-28
CIK 1471458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

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

The number of shares outstanding of the Registrant’s common stock was 23,792,344 as of August 23, 2012.

rue21, inc.

Form 10-Q

Quarter Ended July 28, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

rue21, inc. and subsidiaries

Consolidated Balance Sheets

	July 28, 2012	January 28, 2012	July 30, 2011
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$39,835	$41,960	$43,404
Short term investments	17,000	30,000	—
Accounts receivable	11,322	6,675	12,773
Merchandise inventory, net	160,864	131,136	137,364
Prepaid expenses and other current assets	14,126	11,767	12,595
Deferred tax assets	5,854	5,121	5,645

Total current assets	249,001	226,659	211,781

Property and equipment, net	133,202	117,798	107,280

Other assets	3,335	3,565	3,691

Total assets	$385,538	$348,022	$322,752

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$121,525	$103,914	$114,902
Accrued expenses and other current liabilities	19,538	16,570	16,731
Accrued payroll and related taxes	12,259	12,045	11,228
Deferred rent and tenant allowances, current portion	9,478	8,652	8,212
Accrued income and franchise taxes	—	1,068	—

Total current liabilities	162,800	142,249	151,073

Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	54,774	46,965	44,063
Deferred tax liabilities	7,560	11,585	4,952

Total non-current liabilities	62,334	58,550	49,015

Commitments and Contingencies	—	—	—

Stockholders’ equity:
Preferred stock—par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—	—
Common stock—par value $0.001 per share; 200,000 shares authorized; 24,570, 24,476 and 24,459 shares issued; 24,063, 24,476 and 24,459 outstanding, respectively.	25	24	24
Additional paid in capital	43,442	37,696	34,800
Treasury stock, 507, -0-, and -0- shares, respectively	(13,258)	—	—
Retained earnings	130,195	109,503	87,840

Total stockholder’s equity	160,404	147,223	122,664

Total liabilities and stockholders’ equity	$385,538	$348,022	$322,752

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Income

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(Unaudited)
	(in thousands, except per share data)
Net sales	$202,059	$172,770	$407,674	$345,645
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	122,528	105,141	248,462	210,769

Gross profit	79,531	67,629	159,212	134,876

Selling, general, and administrative expense	57,801	48,867	111,596	94,240
Depreciation and amortization expense	8,017	6,410	15,545	12,513

Income from operations	13,713	12,352	32,071	28,123

Interest income, net	(22)	(19)	(52)	(41)

Income before income taxes	13,735	12,371	32,123	28,164

Provision for income taxes	4,645	4,702	11,430	10,875

Net income	$9,090	$7,669	$20,693	$17,289

Basic income per common share	$0.37	$0.31	$0.85	$0.71
Diluted income per common share	$0.36	$0.31	$0.83	$0.69

Weighted average basic common shares outstanding	24,420	24,415	24,458	24,394
Weighted average diluted common shares outstanding	25,022	25,080	25,079	25,066

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 28, 2012	July 30, 2011
	(Unaudited, in thousands)
Operating activities:
Net income	$20,693	$17,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,545	12,513
Loss on fixed asset disposals	—	269
Impairment of long-lived assets	85	154
Deferred taxes	(4,758)	(1,320)
Stock based compensation	5,123	2,137
Excess tax benefits from stock-based compensation activities	(326)	(610)
Changes in:
Accounts receivable	(4,647)	(6,488)
Merchandise inventory, net	(29,728)	(41,313)
Prepaid expenses and other current assets	(2,359)	(3,694)
Accounts payable	17,611	33,275
Accrued payroll and related taxes	214	(825)
Accrued expenses and other current liabilities	2,968	1,115
Deferred rent and tenant allowances	8,880	9,974
Accrued income and franchise taxes	(742)	(1,389)
Other	(78)	(123)

Net cash provided by operating activities	28,481	20,964

Investing activities:
Acquisition of property and equipment	(30,971)	(28,781)
Purchase of short term investments	(17,000)	—
Proceeds from the sale of short term investments	30,000	—

Net cash used for investing activities	(17,971)	(28,781)

Financing activities:
Shares of common stock withheld from employees	(341)	—
Repurchase of common stock as part of a publicly announced program	(12,917)	—
Excess tax benefits from stock-based compensation activities	326	610
Proceeds from stock options exercised	297	500

Net cash provided by (used for) financing activities	(12,635)	1,110

Decrease in cash and cash equivalents	(2,125)	(6,707)
Cash and cash equivalents, beginning of period	41,960	50,111

Cash and cash equivalents, end of period	$39,835	$43,404

Supplemental disclosure of cash flow information
Cash paid for interest (line of credit fees)	$150	$150

Cash paid for income taxes	$14,345	$14,970

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc and subsidiaries

Notes to unaudited Consolidated Financial Statements

Thirteen and Twenty-Six weeks ended July 28, 2012 and July 30, 2011

(Dollars in thousands unless otherwise indicated)

NOTE 1 — Organization and Basis of Presentation

rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 834, 755 and 710 stores as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At July 28, 2012, the Company operated in one reportable segment.

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

NOTE 2 — Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “second quarter of 2012” and the “second quarter of 2011” refer to the thirteen week periods ending July 28, 2012 and July 30, 2011, respectively. “Year-to-date 2012” and “Year-to-date 2011” refer to the twenty-six week periods ending July 28, 2012 and July 30, 2011, respectively.

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

Recent Accounting Standards

The FASB issues Accounting Standards Updates (ASU) to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASU’s to date that amend the original text of ASC. No ASU’s were issued by the FASB during the current period that (i) provide supplemental guidance, (ii) are technical corrections, (iii) are applicable to the Company or (iv) are expected to have a significant impact on the Company.

NOTE 3 — Earnings Per Share

Earnings per common share has been computed as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except per share data)
Net income	$9,090	$7,669	$20,693	$17,289

Weighted average basic common shares outstanding	24,420	24,415	24,458	24,394
Impact of dilutive securities	602	665	621	672

Weighted average diluted common shares outstanding	25,022	25,080	25,079	25,066

Per common share:
Basic income per common share	$0.37	$0.31	$0.85	$0.71
Diluted income per common share	$0.36	$0.31	$0.83	$0.69

Stock options to purchase 974,742 and 946,687 shares of common stock during the second quarter of 2012 and Year-to-date 2012, respectively, and 666,919 and 561,138 shares of common stock for the second quarter of 2011 and Year-to-date 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

NOTE 4 — Stock-Based Compensation

The Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units or performance share units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of grant.

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

The Company recognized $3.2 million and $5.1 million in compensation expense related to stock-based compensation during the second quarter of 2012 and Year-to-date 2012, respectively, and $1.3 million and $2.1 million in compensation expense related to stock-based compensation for the second quarter of 2011 and Year-to-date 2011, respectively. The Company recognized $1.2 million and $1.4 million, respectively, in stock-based compensation associated with performance-based stock grants during the second quarter and Year-to-date 2012. No expense was recognized for performance-based stock grants for fiscal 2011. As of July 28, 2012, the Company had 2,377,255 shares available for equity grants.

Stock Options

The following table represents stock option activity during the Year-to-date 2012 period.

	Common Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding January 28, 2012	1,600	$18.41	7.32	$15,680
Granted	121	$27.40
Exercised	(48)	$6.16
Expired or forfeited	(13)	$19.92

Outstanding July 28, 2012	1,660	$19.40	7.07	$14,610

Vested at July 28, 2012	1,006	$14.18	6.22	$13,196

The weighted average fair value of stock options at the grant date was $14.35 and $13.71 during the second quarter of 2012 and Year-to-date 2012, respectively and $16.24 and $16.23 during the second quarter 2011 and Year-to-date 2011, respectively. The intrinsic value of options exercised was $0.7 million and $1.0 million during the second quarter of 2012 and Year-to-date 2012, respectively and $1.7 million and $2.1 million for the second quarter of 2011 and Year-to-date 2011, respectively. All outstanding vested options are currently exercisable as of July 28, 2012.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Risk-free interest rate (1)	1.2%	2.7%	1.2%-1.8%	2.1%-2.9%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	53.0%	55.0%	53.0%	55.0%
Weighted average expected term (3)	6.0 years	6.0 years	6.0 years	6.0 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.
(3)

Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

As of July 28, 2012, there was $9.4 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.22 years. The total fair value of shares vested during the second quarter of 2012 and Year-to-date 2012 was $1.7 million and $3.4 million respectively, and $0.6 million and $2.2 million for the second quarter of 2011 and Year-to-date 2011, respectively.

Restricted Stock Units

Time-based restricted stock unit awards vest generally over three years.

Performance-based stock unit awards generally vest over three years if the performance goal is achieved in the first year period. The level of goal achievement, if any, will determine the number of shares that may be received.

The following table summarizes information regarding non-vested outstanding restricted stock units as of July 28, 2012:

Restricted Stock Unit Grants

	Time-Based Restricted Stock Units Twenty-six weeks Ended July 28, 2012		Performance Share Units Twenty-six weeks Ended July 28, 2012
	Shares	Weighted Averaged Fair Value at Grant Date	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)	(in thousands)	(per share)
Non-vested as of January 28, 2012	162	$29.85	—	$—

Granted	176	$27.20	197	$27.26
Vested	(47)	$30.41	—	$—

Non-vested as of July 28, 2012	291	$28.16	197	$27.26

As of July 28, 2012, there was $8.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.43 years. The total fair value of shares vested during the second quarter of 2012 and Year-to-date 2012 was $1.4 million and $1.4 million respectively, and no material value vested during the second quarter of 2011 and Year-to-date 2011 period.

As of July 28, 2012, there was $4.0 million of unrecognized compensation expense related to non-vested performance share unit awards that is expected to be recognized over a weighted-average period of 1.77 years. There was $0 total fair value of shares vested during the second quarter of 2012 and Year-to-date 2012 respectively, as well as during the second quarter of 2011 and Year-to-date 2011 period.

NOTE 5 — Property and Equipment

	July 28, 2012	January 28, 2012	July 30, 2011
	(in thousands)
Furniture and fixtures	$104,732	$93,301	$83,501
Leasehold improvements	119,876	102,731	91,375
Computer equipment, software and other	24,851	22,541	19,476

	249,459	218,573	194,352
Less accumulated depreciation and amortization	(116,257)	(100,775)	(87,072)

	$133,202	$117,798	$107,280

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

NOTE 6 — Fair Value

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents, and short term investments of $56,835, $71,960 and $43,404 as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, are reported at fair value utilizing Level 1 inputs.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of July 28, 2012 and July 30, 2011:

	Fair Value Measurements at July 28, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$39,835	$39,835	$—	$—
Short Term Investments	$17,000	$17,000	$—	$—

Total	$56,835	$56,835	$—	$—

	Fair Value Measurements at July 30, 2011
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$43,404	$43,404	$—	$—

Total	$43,404	$43,404	$—	$—

NOTE 7 — Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the second quarter of 2012 was 33.8% as compared to 38.0% for the second quarter of 2011. The lower effective income tax rate was the result of federal and state tax credits, corporate restructuring and higher deductible permanent items over the prior year. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the second quarter of 2012 and 2011, respectively, was not material.

The Year-to-date 2012 effective income tax rate was 35.6% as compared to 38.6% for the Year-to-date 2011 period. The lower effective income tax rate was due to federal and state income tax credits, corporate restructuring, disqualifying dispositions of stock options and other increased permanent tax differences in the current year.

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

NOTE 8 — Stock Repurchase Program

rue21’s Board of Directors has authorized a stock repurchase program granting the Company authority to repurchase up to $50 million of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions. During the second quarter 2012 and year 2012, the Company repurchased 495,900 shares of its common stock on the open market at an average price of $26.05 per share for an aggregate cost of $12.9 million. The Company has not purchased any stock through privately negotiated transactions. At July 28, 2012, the Company has authorized repurchases of $37.1 million of its common stock remaining under its $50 million stock repurchase program. These shares may be repurchased at our discretion.

In addition to the shares of common stock we purchased under our $50 million stock repurchase program, we withheld 11,280 shares from employees for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of shared-based payments. The aforementioned shares have been recorded as treasury stock.

NOTE 9 — Commitments and Contingencies

On June 11, 2010, Elva Perez, a former employee, on behalf of herself and a purported class of all of our other similarly situated California employees, filed a complaint in the Superior Court of California, County of Santa Cruz. The complaint alleges, among other things, that we have forced our in-store employees to work off-the-clock without compensation; failed to pay overtime wages; failed to provide in-store employees bona fide meal and rest periods; failed to reimburse in-store employees for business expenses they incur; and failed to provide accurate, timely itemized wage statements, in violation of the California Labor Code, the California Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The complaint seeks, among other things, an order awarding compensatory and liquidated damages, including unpaid wages; an award of restitution; an order imposing civil penalties; an order enjoining us from committing future violations of the laws allegedly violated; and interest, attorney’s fees and costs. The Company denied the allegations made by the Plaintiff and asserted various defenses. On June 6, 2012, the Court certified a class of all individuals employed in our California locations as hourly store managers, assistant store managers and sales clerks from June 11, 2006 to pursue claims related to meal breaks, meal premium pay, work related travel claims, travel expense claims, bag check claims, and pay record claims. The Company is currently in the discovery phase of this case. A trial date has been assigned for March, 2013. We intend to vigorously contest the claims that have been asserted in this lawsuit and will seek to decertify the class. As discovery is ongoing and the ultimate outcome of this matter is uncertain, it is not reasonably possible at this time to estimate a range of loss and no amounts have been accrued by the Company as of the date of this report. Depending on developments in this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

We are also subject to various other proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In accordance with U.S. generally accepted accounting principles, we establish accruals to the extent probable future losses are estimable. Nevertheless, we could incur charges in excess of any currently established accruals and any available insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on our consolidated results of operations and consolidated cash flows.

NOTE 10 — Subsequent Events

Under the Company’s authorized stock repurchase program, the Company has purchased an additional 209,000 shares of stock on the open market through August 25, 2012. The total cost of the shares purchased was $5.4 million. At August 25, 2012, the Company has authorized repurchases of $31.7 million of its common stock remaining under its $50 million stock repurchase program. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

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

Our Business

We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2011” refer to the 52 week period ended January 28, 2012.

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of July 28, 2012, we operated 834 stores in 46 states.

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

Selected Second Quarter Highlights:

Highlights of our financial performance for the second quarter include the following:

•

Net sales increased 17% to $202.1 million in the second quarter of 2012, compared to $172.8 million in the second quarter of 2011. Comparable store sales increased 0.5% in the second quarter of 2012 compared to a decrease of 0.3% in the second quarter of 2011.

•	Gross profit increased 17.6% to $79.5 million in the second quarter of 2012, compared to $67.6 million in the second quarter of 2011.

•	Net Income increased 18.5% to $9.1 million in the second quarter of 2012 from $7.7 million in the second quarter of 2011.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(Unaudited) (in thousands, except operating data)
Net sales	$202,059	$172,770	$407,674	$345,645
Cost of goods sold	122,528	105,141	248,462	210,769

Gross profit	79,531	67,629	159,212	134,876
Selling, general and administrative expenses	57,801	48,867	111,596	94,240
Depreciation and amortization expense	8,017	6,410	15,545	12,513

Income from operations	13,713	12,352	32,071	28,123
Interest income, net	(22)	(19)	(52)	(41)

Income before income taxes	13,735	12,371	32,123	28,164
Provision for income taxes	4,645	4,702	11,430	10,875

Net income	$9,090	$7,669	$20,693	$17,289

Net income per common share
Basic	0.37	0.31	0.85	0.71
Diluted	0.36	0.31	0.83	0.69
Weighted average common shares outstanding
Basic	24,420	24,415	24,458	24,394
Diluted	25,022	25,080	25,079	25,066

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	60.9%	60.9%	61.0%

Gross margin	39.4%	39.1%	39.1%	39.0%
Selling, general and administrative expenses	28.6%	28.3%	27.4%	27.3%
Depreciation and amortization expense	4.0%	3.7%	3.8%	3.6%

Income from operations	6.8%	7.1%	7.9%	8.1%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	6.8%	7.2%	7.9%	8.1%
Provision for income taxes	2.3%	2.7%	2.8%	3.1%

Net income	4.5%	4.4%	5.1%	5.0%

Effective Tax Rate	33.8%	38.0%	35.6%	38.6%

Operating Data (unaudited)

Number of stores open at the end of the period	834	710	834	710
Comparable store sales change	0.5%	-0.3%	1.1%	2.4%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Girls
Apparel	59.4%	58.6%	58.8%	58.6%
Accessories	22.0%	23.9%	23.3%	24.4%
Guys Apparel and Accessories	18.6%	17.5%	17.9%	17.0%

Total	100.0%	100.0%	100.0%	100.0%

Second Quarter of 2012 Compared to Second Quarter of 2011

Net Sales

During the second quarter of 2012, our net sales increased 17.0%, or $29.3 million, to $202.1 million as compared to $172.8 million in the second quarter of 2011. This increase in net sales was due to an approximate 12% increase in the number of transactions, driven by new store openings during the second quarter of 2012. Net sales also increased primarily due to an increase of 5.3% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the second quarter of 2012, we opened 39 new stores compared to 34 new stores and 1 closure in the second quarter of 2011. Our comparable store sales increased 0.5% in the second quarter of 2012 compared to a decrease of 0.3% in the second quarter of 2011. There were 662 comparable stores and 172 non-comparable stores open at July 28, 2012 compared to 556 and 154, respectively, at July 30, 2011.

During the second quarter of 2012, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 19%, 9% and 25%, respectively, as compared to the second quarter of 2011.

Gross Profit

Gross profit increased 17.6%, or $11.9 million, in the second quarter of 2012 to $79.5 million as compared to $67.6 million in the second quarter of 2011. Gross margin increased 30 basis points to 39.4% for the second quarter of 2012 from 39.1% for the second quarter of 2011. Merchandise margin for the second quarter of 2012 increased 10 basis points as a percentage of sales as compared to second quarter of 2011. This other increase in gross margin was attributable to improved freight cost as a percentage of sales offset by higher distribution center costs related to our recent infrastructure expansion.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.3%, or $8.9 million, to $57.8 million in the second quarter of 2012 as compared to $48.9 million in the second quarter of 2011. As a percentage of net sales, selling, general and administrative expense increased to 28.6% in the second quarter of 2012 as compared to 28.3% in the second quarter of 2011.

Store operating expenses increased by $5.8 million in the second quarter of 2012 as compared to the second quarter of 2011 due primarily to the operation of 834 stores as of July 28, 2012 compared to the operation of 710 stores as of July 30, 2011. As a percentage of net sales, store operating expenses decreased to 21.3% for the second quarter of 2012 as compared to 21.5% for the second quarter of 2011.

Administrative and general expense increased 26.8%, or $3.1 million to $14.8 million in the second quarter of 2012 as compared to $11.7 million in the second quarter of 2011. The increase was largely attributable to stock compensation expense which increased 138%, or $1.8 million, to $3.2 million in the second quarter of 2012 as compared to $1.3 million in the second quarter of 2011. As a percentage to sales, stock compensation expense increased 80 basis points to 1.6% in the Year-to-date period as compared to 0.8% in the Year-to-date 2011 period.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.6 million to $8.0 million in the second quarter of 2012 as compared to $6.4 million in the second quarter of 2011. Depreciation and amortization expense increased as a percentage of net sales to 4.0% in the second quarter of 2012 as compared to 3.7% in the second quarter of 2011. This increase was driven by capital expenditures related to new store openings.

Provision for Income Taxes

The provision for income taxes decreased $0.1 million to $4.6 million in the second quarter of 2012 as compared to $4.7 million in the second quarter of 2011. The effective tax rates were 33.8% and 38.0% for the second quarter of 2012 and 2011, respectively. The lower effective income tax rate for the second quarter of 2012 was primarily due to federal and state tax credits and corporate restructuring items over the prior year.

Net Income

Net income increased 18.5%, or $1.4 million, to $9.1 million for the second quarter of 2012 as compared to $7.7 million in the second quarter of 2011. This increase was due to the factors discussed above.

Year-to-date 2012 Compared to Year-to-date 2011

Net Sales

Net Sales increased 17.9%, or $62.0 million, to $407.7 million for the Year-to-date 2012 period from $345.6 million for the Year-to-date 2011 period. The increase in net sales was due to an approximately 14% increase in the number of transactions, primarily driven by new stores opened in 2012. Net sales also increased due to an increase of 4.5% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in average unit retail offset by a slight decrease in units per transaction. During the Year-to-date 2012 period, we opened 79 new stores as compared to 73 news stores and 1 closure in the Year-to-date 2011 period. Our comparable store sales increased 1.1% for the Year-to-date 2012 period compared to an increase of 2.4% for the Year-to-date 2011 period. There were 662 comparable and 172 non-comparable stores at July 28, 2012 compared to 556 and 154, respectively, at July 30, 2011.

During Year-to-date 2012, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 19%, 13% and 24%, respectively, as compared to the Year-to-date 2011 period.

Gross Profit

Gross profit increased 18.0%, or $24.3 million, in the Year-to-date 2012 period to $159.2 million as compared to $134.9 million in the Year-to-date 2012 period. Gross margin increased 10 basis points to 39.1% for the Year-to-date 2012 period from 39.0% for the Year-to-date of 2011 period. Merchandise margin for the Year-to-date 2012 period increased 10 basis points as a percentage of sales as compared to Year-to-date 2011 period. Other cost of goods sold in the Year-to-date period of 2012 remained flat as a percentage of sales as compared to the Year-to-date 2011 period.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.4%, or $17.4 million, to $111.6 million in the Year-to-date 2012 period as compared to $94.2 million in the Year-to-date 2011 period. As a percentage of net sales, selling, general and administrative expense increased 10 basis points to 27.4% in the Year-to-date 2012 period as compared to 27.3% in the Year-to-date 2011 period.

Store operating expenses increased by $12.1 million in the Year-to-date 2012 period as compared to the Year-to-date 2011 period due primarily to the operation of 834 stores as of July 28, 2012 compared to the operation of 710 stores as of July 30, 2011. As a percentage of net sales, store operating expenses decreased 20 basis points to 20.3% in the Year-to-date 2012 period as compared to 20.5% in the Year-to-date 2011 period.

Administrative and general expense increased $5.2 million in the Year-to-date 2012 period as compared to Year-to-date 2011 period due primarily to higher stock compensation expense. As a percentage to sales, stock compensation expense increased 70 basis points to 1.3% in the Year-to-date period as compared to 0.6% in the Year-to-date period of 2011. The increased expenses as a percentage of sales were partially offset by lower administrative salary and related expenses in the Year-to-date period of 2012 as compared to the Year-to-date 2011 period.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $3.0 million to $15.5 million in the Year-to-date 2012 period as compared to $12.5 million in the Year-to-date 2011 period. Depreciation and amortization expense increased as a percentage of net sales to 3.8% in the Year-to-date 2012 period as compared to 3.6% in the Year-to-date 2011 period. This increase was driven by capital expenditures relating to new store openings.

Provision for Income Taxes

The provision for income taxes increased $0.5 million to $11.4 million in the Year-to-date 2012 period as compared to $10.9 million in the Year-to-date 2011 period. This increase was due primarily to the $4.0 million increase in pre-tax income. The effective tax rates were 35.6% and 38.6% for the Year-to-date 2012 and 2011 periods, respectively. The lower effective income tax rate in the Year-to-date 2012 period was principally due to corporate restructuring, federal and state income tax credits, disqualifying dispositions of stock options as well as increased permanent tax differences in the current year.

Net Income

Net income increased 19.7%, or $3.4 million, to $20.7 million for the Year-to-date 2012 period as compared to $17.3 million in the Year-to-date 2011 period. This increase was due to the factors discussed above.

Liquidity and Capital Resources

We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facility will be adequate to meet foreseeable liquidity needs. Our primary sources of liquidity are cash flows from operations and availability under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores to the rue21 etc! format, including the additional working capital required for the related increase in merchandise inventories. Cash has been and may again be required for repurchases of common stock, as well as for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Generally, our highest sales volume occurs in the fourth quarter, which includes the holiday selling season. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores and the timing of certain holidays.

As of July 28, 2012, we had cash, cash equivalents, and short term investments totaling $56.8 million. Our cash and cash equivalents consist of cash on deposit, credit and debit card transactions and investments with a maturity of 90 days or less. Our cash, cash equivalents and short term investments balance at July 28, 2012 decreased by $15.2 million from $72.0 million at January 28, 2012. Components of this change in cash for the Year-to-date 2012 period, as well as for change in cash for the Year-to-date 2011 period, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Twenty-six weeks ended
	July 28, 2012	July 30, 2011
	(in thousands)
Provided by operating activities	$28,481	$20,964
Used for investing activities	(17,971)	(28,781)
Provided by (used for) financing activities	(12,635)	1,110

Decrease in cash and cash equivalents	$(2,125)	$(6,707)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Twenty-six weeks ended
	July 28, 2012	July 30, 2011
	(in thousands)
Net income	$20,693	$17,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,545	12,513
Deferred taxes	(4,758)	(1,320)
Stock-based compensation	5,123	2,137
Merchandise inventory	(29,728)	(41,313)
Accounts payable	17,611	33,275
Accrued income and franchise taxes	(742)	(1,389)
Deferred rent and tenant allowances	8,880	9,974
Other working capital components	(3,902)	(10,015)
All other	(241)	(187)

Net cash provided by operating activities	$28,481	$20,964

Net cash provided by operating activities was $28.5 million and $21.0 million for the Year-to-date 2012 period and the Year-to-date 2011 period, respectively. The increase of $7.5 million in the Year-to-date 2012 period as compared to the Year-to-date 2011 period was primarily due to reduced growth in inventory ($11.6 million) and lower other working capital requirements ($6.1 million), offset by slower growth in accounts payable ($15.7 million). Depreciation and amortization and stock-based compensation both increased $3.0 million.

Investing Activities

Investing activities consist principally of capital expenditures for new and converted stores.

	Twenty-six weeks ended
	July 28, 2012	July 30, 2011
	(in thousands)
Capital expenditures, net of tenant allowances	$(19,825)	$(17,134)
Tenant allowances	(11,146)	(11,647)
Purchase of short term investments	(17,000)	—
Proceeds from the sale of short term investments	30,000	—

Net cash used for investing activities	$(17,971)	$(28,781)

For the Year-to-date 2012 period capital expenditures increased $2.2 million to $31.0 million as compared to $28.8 million in the Year-to-date 2011 period. During the Year-to-date 2012, we opened 79 new stores as compared to 73 new stores in the Year-to-date 2011 period, respectively. Capital expenditures, net of tenant allowances, for the new stores and conversions of existing stores increased $2.7 million to $19.8 million during the Year-to-date 2012 as compared to $17.1 million in the comparable prior year period. The Company expects total capital expenditures, net of tenant allowances, for fiscal year 2012 to be approximately $38.0 million to $40.0 million.

Purchases and sales of short term investments resulted in an additional $13.0 million source of cash in the Year-to-date 2012 period compared to $0 in the Year-to-date 2011period. The Company is invested in highly liquid short term investments.

Financing Activities

Financing activities consist principally of repurchases of common stock as well as for the withholding of common stock from employees for the payment of taxes in conjunction with the vesting of share-based payments. Net cash of $12.9 million was used in the repurchase of the publicly announced program during the Year-to-date period of 2012 as compared to $0 in the Year-to-date period of 2011.

	Twenty-six weeks ended
	July 28, 2012	July 30, 2011
	(in thousands)
Withholding of common stock from employees	$(341)	$—
Repurchase of common stock as part of a publicly announced program	(12,917)	—
Proceeds from stock options exercised	297	500
Excess tax benefits from stock-based award activities	326	610

Net cash provided by (used for) financing activities	$(12,635)	$1,110

Senior Secured Credit Facility

Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. On November 18, 2011 a second amendment was executed. The key provision of the second amendment allows the Company to provide guarantees to third party lenders in connection with purchase orders in the ordinary course of business if such guarantees are considered necessary by the Company. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. There were no borrowings as of July 28, 2012 and July 30, 2011, under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of July 28, 2012 and expect to remain in compliance for the next twelve months.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 9 to the unaudited consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the 13 weeks Ended July 28, 2012.

Period	Average Price Paid per Share (1)	Total Number of shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar of shares Value that May Yet Be Purchased Under the Plans or Programs (1)
April 29, 2012 to May 26, 2012	$—	—	$50,000,000
May 27, 2012 to June 30, 2012	26.17	252,700	43,387,818
July 1, 2012 to July 28, 2012	25.92	243,200	37,083,239

Total	$26.05	495,900	$37,083,239

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 24, 2012.

Item 6. Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data File

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.

Date: August 28, 2012	By	/s/ Robert Fisch
Robert Fisch Chairman and Chief Executive Officer

Date: August 28, 2012	By	/s/ Keith McDonough
Keith McDonough Senior Vice President and Chief Financial Officer