Form 10-Q
period 2012-10-27
rue21, inc.
filed 2012-11-29
CIK 1471458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

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

The number of shares outstanding of the Registrant’s common stock was 23,779,387 as of November 26, 2012.

rue21, inc.

Form 10-Q

Quarter Ended October 27, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

rue21, inc. and subsidiaries

Consolidated Balance Sheets

	October 27,	January 28,	October 29,
	2012	2012	2011
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,347	$41,960	$36,071
Short term investments	37,000	30,000	—
Accounts receivable	10,634	6,675	10,961
Merchandise inventory, net	180,609	131,136	142,869
Prepaid expenses and other current assets	13,660	11,767	11,062
Deferred tax assets	6,079	5,121	6,527

Total current assets	255,329	226,659	207,490

Property and equipment, net	139,443	117,798	115,109

Other assets	3,505	3,565	3,661

Total assets	$398,277	$348,022	$326,260

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$129,410	$103,914	$104,618
Accrued expenses and other current liabilities	21,304	16,570	16,020
Accrued payroll and related taxes	9,939	12,045	10,099
Deferred rent and tenant allowances, current portion	9,945	8,652	8,630
Accrued income and franchise taxes	—	1,068	2,252

Total current liabilities	170,598	142,249	141,619

Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	57,850	46,965	46,212
Deferred tax liabilities	7,006	11,585	5,599

Total non-current liabilities	64,856	58,550	51,811

Commitments and Contingencies	—	—	—

Stockholders’ equity:
Preferred stock— par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—	—
Common stock— par value $0.001 per share; 200,000 shares authorized; 24,651, 24,476 and 24,463 shares issued; 23,811, 24,476 and 24,463 outstanding, respectively.	25	24	24
Additional paid in capital	46,950	37,696	36,224
Treasury stock, 840, -0-, and -0- shares, respectively	(22,512)	—	—
Retained earnings	138,360	109,503	96,582

Total stockholder’s equity	162,823	147,223	132,830
Total liabilities and stockholders’ equity	$398,277	$348,022	$326,260

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Income

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(Unaudited)
	(in thousands, except per share data)
Net sales	$225,158	$194,761	$632,832	$540,406
Cost of goods sold (includes certain buying,occupancy and distribution center expenses)	140,052	123,361	388,514	334,130

Gross profit	85,106	71,400	244,318	206,276

Selling, general, and administrative expense	63,738	50,805	175,333	145,045
Depreciation and amortization expense	8,522	6,843	24,067	19,356

Income from operations	12,846	13,752	44,918	41,875

Interest (income) expense, net	(12)	16	(64)	(25)

Income before income taxes	12,858	13,736	44,982	41,900

Provision for income taxes	4,693	4,995	16,124	15,870

Net income	$8,165	$8,741	$28,858	$26,030

Basic income per common share	$0.34	$0.36	$1.18	$1.07
Diluted income per common share	$0.33	$0.35	$1.15	$1.04

Weighted average basic common shares outstanding	23,939	24,461	24,371	24,407
Weighted average diluted common shares outstanding	24,555	25,066	24,990	25,057

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 27,	October 29,
	2012	2011
	(Unaudited, in thousands)
Operating activities:
Net income	$28,858	$26,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,067	19,356
Loss on fixed asset disposals	–	312
Impairment of long-lived assets	158	285
Deferred taxes	(5,537)	(1,555)
Stock based compensation	7,606	3,522
Excess tax benefits from stock-based compensation activities	(858)	(618)
Changes in:
Accounts receivable	(3,959)	(4,676)
Merchandise inventory, net	(49,473)	(46,818)
Prepaid expenses and other current assets	(1,893)	(2,162)
Accounts payable	25,496	22,991
Accrued payroll and related taxes	(2,106)	(1,954)
Accrued expenses and other current liabilities	4,734	404
Deferred rent and tenant allowances	12,220	12,553
Accrued income and franchise taxes	(210)	872
Other	(78)	(136)

Net cash provided by operating activities	39,025	28,406

Investing activities:
Acquisition of property and equipment	(45,774)	(43,595)
Purchase of short term investments	(37,000)	–
Proceeds from the sale of short term investments	30,000	–

Net cash used for investing activities	(52,774)	(43,595)

Financing activities:
Shares of common stock withheld from employees	(360)	–
Repurchase of common stock as part of a publicly announced program	(22,152)	–
Excess tax benefits from stock-based compensation activities	858	618
Proceeds from stock options exercised	790	531

Net cash (used for) provided by financing activities	(20,864)	1,149

Decrease in cash and cash equivalents	(34,613)	(14,040)
Cash and cash equivalents, beginning of period	41,960	50,111

Cash and cash equivalents, end of period	$7,347	$36,071

Supplemental disclosure of cash flow information

Cash paid for interest (line of credit fees)	$226	$226

Cash paid for income taxes	$18,867	$16,462

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc and subsidiaries

Notes to unaudited Consolidated Financial Statements

Thirteen and Thirty-Nine weeks ended October 27, 2012 and October 29, 2011

(Dollars in thousands unless otherwise indicated)

NOTE 1 — Organization and Basis of Presentation

rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 862, 755 and 740 stores as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or check and through the acceptance of third-party credit and debit cards.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At October 27, 2012, the Company operated in one reportable segment.

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

NOTE 2 — Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “third quarter of 2012” and the “third quarter of 2011” refer to the thirteen week periods ending October 27, 2012 and October 29, 2011, respectively. “Year-to-date 2012” and “Year-to-date 2011” refer to the thirty-nine week periods ending October 27, 2012 and October 29, 2011, respectively.

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

NOTE 3 — Earnings Per Share

Earnings per common share has been computed as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$8,165	$8,741	$28,858	$26,030

Weighted average basic common shares outstanding	23,939	24,461	24,371	24,407
Impact of dilutive securities	616	605	619	650

Weighted average diluted common shares outstanding	24,555	25,066	24,990	25,057

Per common share:
Basic income per common share	$0.34	$0.36	$1.18	$1.07
Diluted income per common share	$0.33	$0.35	$1.15	$1.04

Stock options to purchase 838,557 and 831,293 shares of common stock during the third quarter of 2012 and Year-to-date 2012, respectively, and 787,406 and 670,270 shares of common stock for the third quarter of 2011 and Year-to-date 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

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

The Company recognized $2.5 million and $7.6 million in compensation expense related to stock-based compensation during the third quarter of 2012 and Year-to-date 2012, respectively, and $1.4 million and $3.5 million in compensation expense related to stock-based compensation for the third quarter of 2011 and Year-to-date 2011, respectively. The Company recognized $0.5 million and $1.9 million, respectively, in stock-based compensation associated with performance-based stock grants during the third quarter and Year-to-date 2012. No expense was recognized for performance-based stock grants for fiscal 2011. As of October 27, 2012, the Company had 2,366,759 shares available for equity grants.

Stock Options

The following table represents stock option activity during the Year-to-date 2012 period.

	Common Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding January 28, 2012	1,600	$18.41	7.32	$15,680
Granted	125	$27.33
Exercised	(127)	$6.21
Expired or forfeited	(15)	$21.26

Outstanding October 27, 2012	1,583	$20.06	6.91	$16,991

Vested at October 27, 2012	945	$15.02	6.08	$14,730

The weighted average fair value of stock options at the grant date was $12.50 and $13.67 during the third quarter of 2012 and Year-to-date 2012, respectively and $19.02 and $16.45 during the third quarter of 2011 and Year-to-date 2011, respectively. The intrinsic value of options exercised was $1.9 million and $2.9 million during the third quarter of 2012 and Year-to-date 2012, respectively and $0.1 million and $2.1 million for the third quarter of 2011 and Year-to-date 2011, respectively. All outstanding vested options are currently exercisable as of October 27, 2012.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Risk-free interest rate (1)	1.1%	1.2%-2.3%	1.1%-1.8%	1.2%-2.9%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	53.0%	55.0%	53.0%	55.0%
Weighted average expected term (3)	6.0 years	6.0 years	6.0 years	6.0 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.
(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

As of October 27, 2012, there was $9.2 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.01 years. The total fair value of shares vested during the third quarter of 2012 and Year-to-date 2012 was $0.3 million and $3.7 million respectively, and $0.2 million and $2.4 million for the third quarter of 2011 and Year-to-date 2011, respectively.

Restricted Stock Units

Time-based restricted stock unit awards vest generally over three years.

Performance-based stock unit awards generally vest over three years if the performance goal is achieved in the first year period. The level of goal achievement, if any, will determine the number of shares that may be received.

The following table summarizes information regarding non-vested outstanding restricted stock units as of October 27, 2012:

Restricted Stock Unit Grants

	Time-Based Restricted Stock Units		Performance Share Units
	Thirty-nine weeks Ended October 27, 2012		Thirty-nine weeks Ended October 27, 2012
	Shares	Weighted Averaged Fair Value at Grant Date	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)	(in thousands)	(per share)
Non-vested as of January 28, 2012	162	$29.85	—	$—
Granted	182	$27.20	199	$27.24
Vested	(51)	$30.26	—	$—
Expired or forfeited	(1)	$(30.12)	—	$—

Non-vested as of October 27, 2012	292	$28.12	199	$27.24

As of October 27, 2012, there was $8.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.21 years. The total fair value of shares vested during the third quarter of 2012 and Year-to-date 2012 was $0.1 million and $1.5 million respectively, and no material value vested during the third quarter of 2011 and Year-to-date 2011 period.

As of October 27, 2012, there was $2.6 million of unrecognized compensation expense related to non-vested performance share unit awards that is expected to be recognized over a weighted-average period of 1.64 years. The total fair value of shares vested during the third quarter of 2012 and Year-to-date 2012 as well as during the third quarter of 2011 and Year-to-date 2011 period was $0.

NOTE 5 — Property and Equipment

	October 27, 2012	January 28, 2012	October 29, 2011
	(in thousands)
Furniture and fixtures	$109,445	$93,301	$89,148
Leasehold improvements	128,223	102,731	98,949
Computer equipment, software and other	26,522	22,541	20,559

	264,190	218,573	208,656
Less accumulated depreciation and amortization	(124,747)	(100,775)	(93,547)

	$139,443	$117,798	$115,109

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

NOTE 6 — Fair Value

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents, and short term investments of $44,347, $71,960 and $36,071 as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively, are reported at fair value utilizing Level 1 inputs.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of October 27, 2012 and October 29, 2011:

	Fair Value Measurements at October 27, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$7,347	$7,347	$—	$—
Short Term Investments	$37,000	$37,000	$—	$—

Total	$44,347	$44,347	$—	$—

	Fair Value Measurements at October 29, 2011
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$36,071	$36,071	$—	$—

Total	$36,071	$36,071	$—	$—

NOTE 7— Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the third quarter of 2012 was 36.5% as compared to 36.4% for the third quarter of 2011. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the third quarter of 2012 and 2011, respectively, was not material.

The Year-to-date 2012 effective income tax rate was 35.8% as compared to 37.9% for the Year-to-date 2011 period. The lower effective income tax rate was due to corporate restructuring, federal and state income tax credits, disqualifying dispositions of stock options and other increased permanent tax differences in the current year.

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

NOTE 8 — Stock Repurchase Program

rue21’s Board of Directors has authorized a stock repurchase program granting the Company authority to repurchase up to $50 million of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions. During the third quarter of 2012, the Company repurchased 332,200 shares of its common stock on the open market at an average price of $27.80 for an aggregate cost of $9.2 million. During Year-to-date 2012, the Company repurchased 828,100 shares of its common stock on the open market at an average price of $26.75 per share for an aggregate cost of $22.2 million. The Company has not purchased any stock through privately negotiated transactions. At October 27, 2012, the Company has authorized repurchases of $27.8 million of its common stock remaining under its $50 million stock repurchase program. These shares may be repurchased at our discretion.

In addition to the shares of common stock we purchased under our $50 million stock repurchase program, we withheld 832 and 12,112 shares during the third quarter of 2012 and Year-to-date 2012, respectively from employees for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of shared-based payments. The aforementioned shares have been recorded as treasury stock.

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

On October 4, 2012, the parties to the litigation agreed to a settlement under which we agreed to pay $2,750,000 as a gross settlement amount, which will, among other things, be used to provide payments to employees participating in the certified class and to pay for fees and expenses of class counsel. The plaintiff, on behalf of herself and the employees participating in the certified class, will provide a general release, releasing us from all claims, from June 11, 2006 until the date the Court preliminarily approves the settlement agreement, that were pled or could have been pled based on the factual allegations set forth in the complaint. Consummation of the settlement is subject to preliminary and final approval of the Court.

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

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of October 27, 2012, we operated 862 stores in 47 states.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(Unaudited)
	(in thousands, except operating data)
Net sales	$225,158	$194,761	$632,832	$540,406
Cost of goods sold	140,052	123,361	388,514	334,130

Gross profit	85,106	71,400	244,318	206,276
Selling, general and administrative expenses	63,738	50,805	175,333	145,045
Depreciation and amortization expense	8,522	6,843	24,067	19,356

Income from operations	12,846	13,752	44,918	41,875
Interest income, net	(12)	16	(64)	(25)

Income before income taxes	12,858	13,736	44,982	41,900
Provision for income taxes	4,693	4,995	16,124	15,870

Net income	$8,165	$8,741	$28,858	$26,030

Net income per common share
Basic	0.34	0.36	1.18	1.07
Diluted	0.33	0.35	1.15	1.04
Weighted average common shares outstanding
Basic	23,939	24,461	24,371	24,407
Diluted	24,555	25,066	24,990	25,057
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.2%	63.3%	61.4%	61.8%

Gross margin	37.8%	36.7%	38.6%	38.2%
Selling, general and administrative expenses	28.3%	26.1%	27.7%	26.8%
Depreciation and amortization expense	3.8%	3.5%	3.8%	3.6%

Income from operations	5.7%	7.1%	7.1%	7.7%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	5.7%	7.1%	7.1%	7.7%
Provision for income taxes	2.1%	2.6%	2.5%	2.9%

Net income	3.6%	4.5%	4.6%	4.8%

Effective Tax Rate	36.5%	36.4%	35.8%	37.9%

Operating Data (unaudited)

Number of stores open at the end of the period	862	740	862	740
Comparable store sales change	0.2%	0.0%	0.8%	1.5%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Girls
Apparel	59.1%	57.7%	58.9%	58.3%
Accessories	21.4%	23.7%	22.6%	24.1%
Guys Apparel and Accessories	19.5%	18.6%	18.5%	17.6%

Total	100.0%	100.0%	100.0%	100.0%

Third quarter of 2012 Compared to Third quarter of 2011

Net Sales

During the third quarter of 2012, our net sales increased 15.6%, or $30.4 million, to $225.2 million as compared to $194.8 million in the third quarter of 2011. Net sales also increased primarily due to an increase of 8.4% in the average dollar value of transactions. The average dollar value of transactions increased due to higher units per transaction and, to a lesser extent by an increase in average unit retail. This increase in net sales was also due to an approximate 7% increase in the number of transactions, driven by new store openings during the third quarter of 2012. During the third quarter of 2012, we opened 29 new stores and closed 1 store compared to 30 new stores in the third quarter of 2011. Our comparable store sales increased 0.2% in the third quarter of 2012 compared to flat in the third quarter of 2011. There were 698 comparable stores and 164 non-comparable stores open at October 27, 2012 compared to 580 and 160, respectively, at October 29, 2011.

During the third quarter of 2012, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 18%, 4% and 21%, respectively, as compared to the third quarter of 2011.

Gross Profit

Gross profit increased 19.2%, or $13.7 million, in the third quarter of 2012 to $85.1 million as compared to $71.4 million in the third quarter of 2011. Gross margin increased 110 basis points to 37.8% for the third quarter of 2012 from 36.7% for the third quarter of 2011. Merchandise margin for the third quarter of 2012 contributed the entire gross margin improvement offset slightly by other cost of goods sold as compared to third quarter of 2011. The offset in gross margin related to other cost of goods sold was attributable to higher store rent costs and distribution center costs driven by our recent distribution center physical plant infrastructure expansion.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 25.5%, or $12.9 million, to $63.7 million in the third quarter of 2012 as compared to $50.8 million in the third quarter of 2011. As a percentage of net sales, selling, general and administrative expense increased to 28.3% in the third quarter of 2012 as compared to 26.1% in the third quarter of 2011.

Store operating expenses increased by $8.0 million in the third quarter of 2012 as compared to the third quarter of 2011 due primarily to the operation of 862 stores as of October 27, 2012 compared to the operation of 740 stores as of October 29, 2011. As a percentage of net sales, store operating expenses increased to 20.5% for the third quarter of 2012 as compared to 19.5% for the third quarter of 2011, primarily due to increased store salaries and benefits.

Administrative and general expense increased $4.9 million in the third quarter of 2012 as compared to the third quarter of 2011. The increase was largely attributable to a prospective California wage and hour case settlement and related costs of $2.9 million. As a percentage of sales, the wage and hour case settlement and related costs were 1.3% in the third quarter of 2012. Additionally, stock compensation expense increased 79%, or $1.1 million, to $2.5 million in the third quarter of 2012 as compared to $1.4 million in the third quarter of 2011. As a percentage to sales, stock compensation expense increased 40 basis points to 1.1% in the third quarter of 2012 as compared to 0.7% in the third quarter of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.7 million to $8.5 million in the third quarter of 2012 as compared to $6.8 million in the third quarter of 2011. Depreciation and amortization expense increased as a percentage of net sales to 3.8% in the third quarter of 2012 as compared to 3.5% in the third quarter of 2011. This increase was driven primarily by capital expenditures related to new store openings.

Provision for Income Taxes

The provision for income taxes decreased $0.3 million to $4.7 million in the third quarter of 2012 as compared to $5.0 million in the third quarter of 2011. The effective tax rates were 36.5% and 36.4% for the third quarter of 2012 and 2011, respectively.

Net Income

Net income decreased 6.6%, or $0.5 million, to $8.2 million for the third quarter of 2012 as compared to $8.7 million in the third quarter of 2011. This decrease was due to the factors discussed above.

Year-to-date 2012 Compared to Year-to-date 2011

Net Sales

Net sales increased 17.1%, or $92.4 million, to $632.8 million for the Year-to-date 2012 period from $540.4 million for the Year-to-date 2011 period. The increase in net sales was due to an approximately 11% increase in the number of transactions, primarily driven by new stores opened in 2012. Net sales also increased due to an increase of 5.8% in the average dollar value of transactions. The average dollar value of transactions increased due to a higher average unit retail and units per transaction to a lesser extent. During the Year-to-date 2012 period, we opened 108 new stores and closed 1 store as compared to 103 new stores and one closure in the Year-to-date 2011 period. Our comparable store sales increased 0.8% for the Year-to-date 2012 period compared to an increase of 1.5% for the Year-to-date 2011 period. There were 698 comparable and 164 non-comparable stores at October 27, 2012 compared to 580 and 160, respectively, at October 29, 2011.

During Year-to-date 2012, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 19%, 10% and 23%, respectively, as compared to the Year-to-date 2011 period.

Gross Profit

Gross profit increased 18.4%, or $38.0 million, in the Year-to-date 2012 period to $244.3 million as compared to $206.3 million in the Year-to-date 2012 period. Gross margin increased 40 basis points to 38.6% for the Year-to-date 2012 period from 38.2% for the Year-to-date 2011 period. The increase in gross margin was attributable to increased merchandise margin.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 20.9%, or $30.3 million, to $175.3 million in the Year-to-date 2012 period as compared to $145.0 million in the Year-to-date 2011 period. As a percentage of net sales, selling, general and administrative expense increased 90 basis points to 27.7% in the Year-to-date 2012 period as compared to 26.8% in the Year-to-date 2011 period.

Store operating expenses increased by $20.1 million in the Year-to-date 2012 period as compared to the Year-to-date 2011 period due primarily to the operation of 862 stores as of October 27, 2012 compared to the operation of 740 stores as of October 29, 2011. As a percentage of net sales, store operating expenses increased 30 basis points to 20.4% in the Year-to-date 2012 period as compared to 20.1% in the Year-to-date 2011 period, primarily related to increased salary costs.

Administrative and general expense increased $10.2 million in the Year-to-date 2012 period as compared to Year-to-date 2011 period due primarily to higher stock compensation expense and a prospective California wage and hour case settlement and related costs. As a percentage of sales, administrative and general expense for the Year-to date period of 2012 increased 60 basis points to 7.3% as compared to 6.7% in the Year-to-date 2011 period. As a percentage to sales, stock compensation expense increased 50 basis points to 1.2% in the Year-to-date period 2012 as compared to 0.7% in the Year-to-date period of 2011. As a percentage of sales, the wage and hour case settlement and related costs increased for the Year-to-date 2012 period by 46 basis points.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.7 million to $24.1 million in the Year-to-date 2012 period as compared to $19.4 million in the Year-to-date 2011 period. Depreciation and amortization expense increased as a percentage of net sales to 3.8% in the Year-to-date 2012 period as compared to 3.6% in the Year-to-date 2011 period. This increase was driven primarily by capital expenditures relating to new store openings.

Provision for Income Taxes

The provision for income taxes increased $0.2 million to $16.1 million in the Year-to-date 2012 period as compared to $15.9 million in the Year-to-date 2011 period. This increase was due primarily to the $3.1 million increase in pre-tax income. The effective tax rates were 35.8% and 37.9% for the Year-to-date 2012 and 2011 periods, respectively. The lower effective income tax rate in the Year-to-date 2012 period was due to corporate restructuring, federal and state income tax credits, disqualifying dispositions of stock options as well as increased permanent tax differences in the current year.

Net Income

Net income increased 10.9%, or $2.9 million, to $28.9 million for the Year-to-date 2012 period as compared to $26.0 million in the Year-to-date 2011 period. This increase was due to the factors discussed above.

Liquidity and Capital Resources

We believe that internally generated funds, current cash on hand, and available borrowings under our existing credit facility will be adequate to meet foreseeable liquidity needs. Our primary sources of liquidity are cash flows from operations and availability under our senior secured credit facility. Our primary cash needs are for capital expenditures in connection with opening new stores and converting existing stores to the rue21 etc! format, including the additional working capital required for the related increase in merchandise inventories. Cash has been and may again be required for repurchases of our common stock, as well as for investment in information technology and distribution facility enhancements and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Generally, our highest sales volume occurs in the fourth quarter, which includes the holiday selling season. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores and the timing of certain holidays.

As of October 27, 2012, we had cash, cash equivalents, and short term investments totaling $44.3 million. Our cash and cash equivalents consist of cash on deposit, credit and debit card transactions and investments with a maturity of 90 days or less. Our cash, cash equivalents and short term investments balance at October 27, 2012 decreased by $27.6 million from $72.0 million at January 28, 2012. Components of this change in cash for the Year-to-date 2012 period, as well as for change in cash for the Year-to-date 2011 period, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirty-nine weeks ended
	October 27,	October 29,
	2012	2011
	(in thousands)
Provided by operating activities	$39,025	$28,406
Used for investing activities	(52,774)	(43,595)
(Used for) provided by financing activities	(20,864)	1,149

Decrease in cash and cash equivalents	$(34,613)	$(14,040)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirty-nine weeks ended
	October 27,	October 29,
	2012	2011
	(in thousands)
Net income	$28,858	$26,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,067	19,356
Deferred taxes	(5,537)	(1,555)
Stock-based compensation	7,606	3,522
Merchandise inventory	(49,473)	(46,818)
Accounts payable	25,496	22,991
Accrued expenses and other current liabilities	4,734	404
Accrued income and franchise taxes	(210)	872
Deferred rent and tenant allowances	12,220	12,553
Other working capital components	(8,036)	(8,928)
All other	(700)	(21)

Net cash provided by operating activities	$39,025	$28,406

Net cash provided by operating activities was $39.0 million and $28.4 million for the Year-to-date 2012 period and the Year-to-date 2011 period, respectively. The increase of $10.6 million in the Year-to-date 2012 period as compared to the Year-to-date 2011 period was driven by accrued expenses primarily, accruals for the California wage and hour case settlement offset by a deceleration of deferred tax liabilities associated with bonus depreciation of capital expenditures. Non-cash charges relating to depreciation and amortization increased $4.7 million and stock-based compensation increased $4.1 million.

Investing Activities

Investing activities consist principally of capital expenditures for new and converted stores.

	Thirty-nine weeks ended
	October 27,	October 29,
	2012	2011
	(in thousands)
Capital expenditures, net of tenant allowances	$(30,853)	$(26,633)
Tenant allowances	(14,921)	(16,962)
Purchase of short term investments	(37,000)	—
Proceeds from the sale of short term investments	30,000	—

Net cash used for investing activities	$(52,774)	$(43,595)

For the Year-to-date 2012 period cash used for investing activities increased $9.2 million to $52.8 million as compared to $43.6 million in the Year-to-date 2011 period. During the Year-to-date 2012, we opened 108 new stores as compared to 103 new stores in the Year-to-date 2011 period, respectively. Capital expenditures, net of tenant allowances, for the new stores and conversions of existing stores increased $0.6 million to $18.5 million during the Year-to-date 2012 as compared to $17.9 million in the comparable prior year period. Additionally, capital expenditures for IT infrastructure increased $3.2 million to $6.3 million during Year-to-date 2012 as compared to $3.1 million in the Year-to-date 2011 period. The Company expects total capital expenditures, net of tenant allowances, for fiscal year 2012 to be approximately $37.0 million to $39.0 million.

Purchases and sales of short term investments resulted in an additional $7.0 million use of cash in the Year-to-date 2012 period compared to $0 in the Year-to-date 2011 period. The Company is invested in highly liquid short term investments.

Financing Activities

Financing activities consist principally of repurchases of common stock as well as the withholding of common stock from employees for the payment of taxes in conjunction with the vesting of share-based payments. Net cash of $22.2 million was used in the repurchase of shares in the publicly announced program during the Year-to-date period of 2012. There were no repurchases in 2011.

	Thirty-nine weeks ended
	October 27,	October 29,
	2012	2011
	(in thousands)
Withholding of common stock from employees	$(360)	$—
Repurchase of common stock as part of a publicly announced program	(22,152)	—
Proceeds from stock options exercised	790	531
Excess tax benefits from stock-based award activities	858	618

Net cash (used for) provided by financing activities	$(20,864)	$1,149

Senior Secured Credit Facility

Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. On November 18, 2011 a second amendment was executed. The key provision of the second amendment allows the Company to provide guarantees to third party lenders in connection with purchase orders in the ordinary course of business if such guarantees are considered necessary by the Company. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. There were no borrowings as of October 27, 2012 and October 29, 2011, under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of October 27, 2012 and expect to remain in compliance for the next twelve months.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the third quarter of fiscal year 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 9 to the unaudited consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the 13 weeks Ended October 27, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 29, 2012 to August 25, 2012	209,000	25.97	209,000	31,656,429
August 26, 2012 to September 29, 2012	67,200	30.66	67,200	29,595,951
September 30, 2012 to October 27, 2012	56,000	31.21	56,000	27,848,190

Total	332,200	$27.80	332,200	$27,848,190

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 24, 2012.

Item 6. Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data File

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.

Date: November 29, 2012	By	/s/ Robert Fisch
Robert Fisch Chairman and Chief Executive Officer

Date: November 29, 2012	By	/s/ Keith McDonough
Keith McDonough Senior Vice President and Chief Financial Officer