Form 10-K
period 2013-02-02
rue21, inc.
filed 2013-04-03
CIK 1471458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended February 2, 2013

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 28, 2012 was $400,186,969.

The number of shares of the registrant’s common stock outstanding as of March 25, 2013 was 23,758,648.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2013 (hereinafter referred to as the “2013 Proxy Statement”) are incorporated by reference into Part III.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. The information contained in forward-looking statements is subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our failure to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	our failure to successfully execute our growth strategy, due to delays in store growth and our e-commerce initiatives, difficulties executing sales and operating profit margin initiatives;

•	the failure of our new stores or our existing stores to achieve sales and operating levels consistent with our expectations;

•

risks and challenges in connection with sourcing merchandise from third party domestic and foreign vendors, including the risk that current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations, accounting rules and regulations, and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems, including system security risks;

•	changes in the competitive environment in our industry and the markets in which we operate, including competition among online retailers;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs; and

•	our failure to maintain effective internal controls.

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

rue21, inc.

2012 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Our Company

rue21, inc. and subsidiaries (“rue21, inc.” or the “Company”) were originally incorporated in Pennsylvania in October 1976. We changed our name to rue21, inc. in May 2003 and reincorporated in Delaware on October 30, 2009. rue21 is a fast growing specialty apparel retailer offering the newest fashion trends at every day great value. At the end of fiscal year 2012, we operated 877 stores in 47 states. Many of our stores are located in small and middle market communities that we believe have been underserved by traditional specialty apparel retailers.

We offer a broad selection of merchandise for anyone who wants to look and feel 21. Over the last few years, rue21 has expanded and developed a number of product categories to complement our extensive apparel offerings, including rue21 etc!, our girls jewelry and accessories category, tarea by rue21, our intimate apparel, Carbon Elements, our guys accessories, and a full line of fragrances and beauty products. Our coordinated merchandise assortment allows our customer to create a complete look from head to toe, and our merchandising model allows us to quickly identify and respond to trends and bring proven concepts and styles to our customers every day at great value. We believe that the mix of fashion and key items we offer at attractive price points allows us to compete effectively against all of our competitors, from traditional specialty retailers to larger department stores and mass merchant discount retailers.

Our principal executive offices are located at 800 Commonwealth Drive, Warrendale, Pennsylvania, 15086. Our telephone number is 724-776-9780.

Our internet address is www.rue21.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Certain financial information about our revenues from external customers, measures of profit or loss and total assets is set forth in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Our Business Strategy

We pursue a three-pronged business strategy that focuses on diversification and growth. The key elements of our strategy are:

•	Diversified Product — girls, guys, and rue21 etc! We offer a broad range of girls and guys apparel and accessories, including footwear, jewelry and fragrances.

•

Flexible Real Estate — strip centers, regional malls, and outlet centers. As of February 2, 2013 approximately 51% of our 877 stores were located in strip centers, 36% in regional malls and 13% in outlet centers. With low store build-out costs, competitive lease terms and a low-cost operating model, our stores generate a consistently strong return on investment in all three types of shopping centers.

•

Balanced Sales Growth — new stores and comparable store sales. We drive sales growth through opening new stores, and increasing our comparable store sales. In fiscal year 2012, we opened 125 new stores. Our new stores ramp up to full maturity quickly and are generally profitable in the first year of operations.

We believe our business strategy presents us with significant opportunities to increase net sales and net income, and we continue to invest capital to build the infrastructure necessary to support our growth. This includes investments in systems designed to drive sales and improve merchandise margins and new in-store technology that will allow us to streamline tasks and optimize customer service. We are also making significant investments to construct our e-commerce platform for future online sales. Strategies that we believe will continue to generate earnings growth for the Company include the opportunity to:

•

Increase Square Footage. We intend to drive our square footage growth by opening new stores. Following a disciplined real estate strategy, we have increased our geographic presence by opening 125 new retail stores in fiscal year 2012. We operated 877 locations as of February 2, 2013, and believe there is significant opportunity to expand to 1,700 stores. Most of our new stores will be opened in strip centers and regional malls in small and middle market communities where there are few competitors offering fashion merchandise with a similar shopping experience to ours.

•

Drive Comparable Store Sales. We seek to maximize our comparable store sales by continuing to expand the depth of our fashion offerings, adding impact with strong point-of-sale events in key volume sales categories, and growing our high margin accessories categories. We believe marketing and operational initiatives will also increase our brand loyalty, and our efforts to streamline our in-store processes and reduce tasks will give our associates the ability to focus on providing superior customer service, resulting in increased transactions. The Company plans to continue to reach our customers through social media channels and by executing our successful bounce back coupon programs, which we believe will drive repeat business and grow sales.

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

•

E-commerce. The Company is actively engaged in the planning, design and construction of our e-commerce business. Our e-commerce web site will allow our customers the ability to shop online for many of the same products available in our store locations. We believe this is an opportunity to further enhance our customer connection, our store experience, and awareness for our products. E-commerce will begin the next phase of our brand development and will provide future growth opportunities.

Our Stores

As of February 2, 2013, we operated 877 stores in 47 states throughout the United States. Our stores are located in strip centers, regional malls and outlet centers.

Store Locations

The following store list shows the number of stores operated in each state as of February 2, 2013:

Alabama	29	Iowa	13	Nebraska	7	South Carolina	24
Arizona	21	Kansas	9	Nevada	9	South Dakota	3
Arkansas	12	Kentucky	20	New Hampshire	4	Tennessee	33
California	36	Louisiana	29	New Jersey	5	Texas	95
Colorado	13	Maine	1	New Mexico	10	Utah	20
Connecticut	6	Maryland	9	New York	19	Vermont	1
Delaware	2	Massachusetts	8	North Carolina	47	Virginia	20
Florida	36	Michigan	29	North Dakota	1	Washington	13
Georgia	52	Minnesota	9	Ohio	36	West Virginia	10
Idaho	5	Mississippi	21	Oklahoma	24	Wisconsin	14
Illinois	31	Missouri	20	Oregon	11	Wyoming	4
Indiana	20	Montana	6	Pennsylvania	30

See Note 1 to the Consolidated Financial Statements for certain geographic information, which is incorporated by reference.

Distinctive Store Experience

Our stores are designed by our in-house team and periodically refreshed in partnership with architectural consultants with the goal of creating an exciting and inviting atmosphere for girls and guys to shop and socialize. Our stores feature colorful displays showcasing the latest styles and trends, themed dressing rooms and top-40 music. Girls and guys apparel is located in separate areas with trend walls displaying the newest fashions. We believe that the fun and playful atmosphere in our stores contributes to the overall shopping experience.

Each of our stores is typically led by a manager, a full-time assistant manager, two part-time assistant managers and eight to ten part-time sales associates, depending on store volume.

Store Growth

Our in-house real estate team works along with our brokerage network to negotiate the leases, lease renewals and construction costs of every site. We lease all of our stores and determine store locations based on several factors, including geographic location, demographic information and proximity to other value retailers including Walmart, Target and Kohl’s, that we believe will drive traffic to a shopping center. Additionally, we analyze factors such as performance of a particular shopping center, the quality and nature of existing shopping center tenants and the configuration of the space and the lease terms being offered.

In fiscal year 2012, we opened 125 new stores. We plan to open a total of 125 stores in fiscal year 2013. We believe the potential exists to grow our store base to over 1,700 stores from 877 stores as of February 2, 2013. Our new store strategy is primarily focused on expanding our presence in small and middle market communities that are starved for fashion. We also see an opportunity to increase our footprint within regional malls.

The table below highlights certain information regarding our new stores opened as of the fiscal year end for each of the years indicated below:

	2012	2011	2010
Stores at beginning of period	755	638	535
Stores opened during period	125	120	105
Stores closed during period	(3)	(3)	(2)

Stores at end of period	877	755	638

rueCulture and rueCommunity

A key component to our ongoing success has been our ability to preserve and continue to build our deep rooted corporate and customer culture. The passion and commitment fostered by rueCulture enables us to connect with our employees and customers, to differentiate our customers’ shopping experience and to ultimately drive our growth and profitability.

Customer Connection

We create a fun and exciting fashion destination for our customers both in the store, through our themed dressing rooms and our top-40 music selection, and on the internet via our website, the rueCommunity blog and other social networking sites such as Facebook, Twitter and YouTube. Additionally, we reach out to the rueCommunity through e-mail, and our successful e-mail capture initiatives have expanded our online community and secured our entry into our e-commerce business. By carrying the newest styles and regularly updating floor sets, we encourage our customers to shop our stores frequently. Our store associates share the rue21 excitement and deliver a memorable, high energy in-store experience to our customers. Our stores have become a community destination of choice where customers can meet and socialize with friends.

Associate Development

rueCulture emphasizes exceptional people, and we believe that the passion and commitment of our managers, assistant managers and sales associates are key to our past and future success. We are intensely focused on fostering the talents of our employees and are committed to providing sales associates and managers with career advancement opportunities. We endeavor to promote a large portion of store managers and district managers from within our company. We emphasize clear communication throughout the company, and routinely hold store manager conference calls and store level, district, and regional management meetings to keep our employees focused, informed and involved. In addition, we provide continuing education and training through our Management Advancement Development training program and our “rueniversity” assistant manager training program, which promote building effective management skills and reinforce the rueCulture.

Our Products and Brands

We offer a complete assortment of fashion apparel and accessories for girls and guys, including graphic t-shirts, denim, dresses, shirts, hoodies, belts, jewelry, handbags, footwear, intimate apparel and other accessories at every day great value. We seek to identify the most current fashion trends in the market and utilize our product and sourcing teams to quickly introduce these fashions to our stores. All of our brands are sold exclusively through our own stores. Our apparel and accessory brands include rue21 (Girls apparel), rue21 etc! (Girls accessories), tarea by rue21 (Girls intimate apparel), Carbon and CJ Black (Guys apparel), and Carbon Elements (Guys accessories). In addition, we sell our own line of fragrances under names of rue by rue21, revert eco rue21, CJ Black, sparkle rue21, Pink Ice by rue21, MetroBlack rue21, tarea by rue21, twentyone black, runway21 by rue21, Carbon Elements, Intense by rue21, and rue21 etc!.

The table below indicates our product mix as a percentage of our net sales derived from our product categories, based on our internal merchandising system, as of fiscal year end for each of the years indicated:

	Fiscal Year
	2012	2011	2010
Girls
Apparel	57.5%	56.6%	55.9%
Accessories	23.6%	25.0%	25.7%
Guys Apparel and Accessories	18.9%	18.4%	18.4%

Total	100.0%	100.0%	100.0%

Our product mix may change based on the growth rate of each product category, although an increase in net sales in one of our product categories may not necessarily decrease net sales in our other product categories. Our diversified product assortment allows us to benefit from increased sales in all categories.

Merchandising and Sourcing

Our flexible, fast fashion model allows us to quickly identify and respond to trends and bring the newest, tested concepts and styles to our stores. We strive to offer a compelling product selection for our customers by regularly editing our merchandise assortment to reflect key fashion trends and by shipping new merchandise to our stores multiple times per week.

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

Sourcing

We do not own or operate any manufacturing facilities. We purchase all of our merchandise from a network of domestic based importers and domestic vendors. We believe our lack of dependence on any one vendor enhances our flexibility and minimizes product risk. In addition, we believe our long-term relationships with many of our vendors enable us to benefit from quick deliveries as well as competitive pricing.

Although all of our vendors are based in the United States, the majority source our products from overseas. Our vendors are responsible for importing products. We do not directly import any of our merchandise or exercise control over manufacturing of our merchandise. A small portion of our merchandise is manufactured domestically.

Our vendors are required to sign our vendor agreement that incorporates a comprehensive vendor compliance manual, which is updated regularly. The vendor compliance manual details our packing, shipping and production requirements primarily related to tagging and labeling, as well as our legal requirements, professional and ethical standards and payment terms. We typically transact business on an order-by-order basis. Each purchase order also incorporates and references the requirements, standards and terms described in the preceding sentence. The purchase orders, vendor agreement and vendor compliance manual all are designed to ensure that our vendors operate in compliance with all applicable rules and regulations, including labor, customs and consumer protection laws. We do not control or audit the vendors that produce the merchandise we sell. We do reserve the right to conduct random testing of products and use a third party resource to conduct such random testing on designated categories of items to further address our concern for customer safety. Our national freight consolidator ships to our distribution facility in Weirton, West Virginia from both the west coast and east coast.

Marketing and Advertising

We believe that girls and guys rely heavily on the opinions of their peers to determine whether a retailer is relevant to them. As a result, we do not depend on conventional advertising, but instead employ a viral approach to marketing that is designed to capture the interest of our customers and drive them into our stores through the use of the internet and social media channels. For example, product knowledge, trend statements and fashion blogs are posted daily through Facebook, Twitter and YouTube. Our rue21.com website reinforces our brand image and allows us to reach our customers in a fun and interactive environment. Website promotions and contests are an added incentive to motivate teens to share their voice. In addition, email campaigning is used to send “e-blasts” and coupons. The “e-blasts” highlight key trends, new products and promotional events to drive our customer back to our stores.

We use our website and social networking to promote our brand image and employ a viral marketing approach to building brand awareness and customer loyalty. We often initiate marketing efforts in concert with the local shopping center management in advance of opening our stores. At a store level, we reinforce our brands through in-store signage, events, and product labeling, and by hiring diverse, energetic and enthusiastic individuals who exemplify our brand. Our coupon programs encourage repeat business from our customers. We have built an extensive coupon program which is strategically planned during select times of the year to maximize sales, traffic and customer loyalty.

Distribution

We distribute all of our merchandise from our recently expanded 378,000 square foot distribution and office facility located in Weirton, West Virginia. Substantially all merchandise arrives at our distribution facility pre-ticketed by our vendors, which allows for a quick turnaround time and reduced internal labor. The nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling season when we, along with other retailers, generally build up inventory levels. In general, the merchandise is received, sorted and packed in to shipments for each store based on a predetermined allocation plan. The distribution facility then uses an automated sorting system for separating shipments by store. Merchandise is shipped to our stores daily via a third-party delivery service to ensure a steady flow of new products to our stores.

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

Competition

Although the retail industry is highly competitive, we believe rue21 is specialized in its ability to operate successfully in many different types of markets. Although large value retailers, including Walmart, Target and Kohl’s, sell merchandise at comparable price points, our store format and in-store shopping experience is distinctive, with an exciting and inviting atmosphere offering trend-right fashions and our exclusive brands. Large value retailers may only have a small part of their store and total product selection dedicated to apparel and accessories. Department stores, including Dillard’s and JC Penney, or other junior retailers may be located in proximity to us in regional malls or outlet centers; however we believe that we have been successful competing against all types of competition based on our product assortment, exclusive brands, ability to respond to changing trends and distinctive combination of fashion and value. As we develop our e-commerce platform, we will also compete with online retailers and omni-channel specialty retailers, who may offer a wider selection of brands or deeper discounts on apparel and accessories.

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

Employees

As of February 2, 2013, we had 11,124 employees of which 8,317 were part-time employees. None of our employees is represented by a union and we have had no labor-related work stoppages. Our rueCulture emphasizes teamwork and the belief that everyone can make a difference. The value we place on our employees is one of the keys to our success, and as a result we believe our relationship with our employees is strong.

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

Our square footage growth strategy depends upon our ability to successfully open and operate a significant number of new stores each year in a timely and cost-effective manner.

Our square footage growth strategy depends on our ability to open new stores in new markets each year. The success of the strategy depends on many factors including, among others, our ability to:

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

Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new stores in a timely and cost-effective manner.

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

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term stockholder value, and include expanding into new geographic markets, reducing shrink, adding technology to our stores in order to improve efficiency, and developing and expanding our merchandise assortments and selling methods including e-commerce. There can be no assurance we will be able to successfully integrate the planned initiatives into our existing operations profitably. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Continued challenging macroeconomic conditions and rising raw material costs could negatively impact our vendors, which, in turn, could have an adverse impact on our business. Some of our vendors are small and specialized with limited resources, production capacities and operating histories. Rising costs of raw materials, fuel, or labor shortages could cause our vendors to slow or cease shipments or require or condition their sale of merchandise on more stringent payment terms, which could result in lost sales, cancellation charges, or excessive markdowns.

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

To support our expanding business and execute our growth strategy, we will need significant amounts of cash from operations, including funds to pay our lease obligations, build out new store spaces, purchase inventory, pay personnel, further invest in our infrastructure and facilities, and pay for the increased costs associated with establishing an e-commerce sales channel. In particular, payments under the operating leases associated with our stores and our distribution facility account for a significant portion of our operating expenses.

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

We rely heavily on information technology systems across our operations, including for management of our supply chain, point-of-sale processing in our stores, our financial accounting and reporting, compensating our employees, managing our website and various other processes and transactions. See “Business — Information Systems.” Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our merchandise depends significantly on the reliability and capacity of these systems.

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

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in Federal and state laws may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. We cannot predict or determine the ultimate outcome of any legal or administrative proceedings to which we are now subject or may become subject in the future or quantify the loss, expense or other amounts attributable to any such matter. The resolution of any future legal claims and administrative proceedings, if unfavorable, could have a material adverse effect on our business and results of operations.

The investments we make to successfully execute our e-commerce business could strain our resources and have an adverse impact on our results of operations.

The Company has begun planning, designing, and constructing an e-commerce business. The resources we intend to dedicate to building and executing an e-commerce business could place a strain on management and other initiatives. The failure to successfully implement and execute an e-commerce business could negatively affect our growth and profitability. Finally, an e-commerce business is subject to a number of risks and uncertainties which are beyond our control, including the following:

•	changes in consumer willingness to purchase goods via the internet;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in technology;

•

changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and similar types of laws;

•	breaches of internet security;

•	failure of our internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in our e-commerce infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process on-line customer orders properly and on time, which may negatively impact future on-line and in-store purchases by such customers; and

•	failure to integrate or execute fulfillment services into our distribution center, which may negatively impact future on-line and in store purchases by customers.

If we are not able to provide satisfactory service to our internet customers, our future growth will be adversely affected. Further, we may be vulnerable to the special competitive pressures from the growing e-commerce activity in our market, both as they may impact our own e-commerce business, and as they may impact the operating results and investment values of our existing physical stores.

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

Enacted federal health care legislation could increase our expenses.

We are self-insured with respect to our health care coverage in the U.S. and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims. In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in fiscal year 2014. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect to be required to provide health benefits to more employees than we currently do, which could raise our labor costs. While the majority of these costs will begin in fiscal year 2014, there is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results or operations.

We may be unable to protect our trademarks or other intellectual property rights.

We are not aware of any claims of infringement upon or challenges to our right to use any of our brand names or trademarks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks or proprietary rights of others. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or claim that we are infringing on their proprietary rights, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, upon registration of our marks internationally, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

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

Our executive officers, directors and our largest stockholder own, in the aggregate, approximately 37.5% of our outstanding common stock and will own options that will enable them to own, in the aggregate, approximately 39% of our outstanding common stock on a diluted basis. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and will have significant influence over our management and policies. Two of the eight members of our board of directors are principals of Apax Partners. Funds advised by Apax Partners can take actions that have the effect of delaying a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power among funds advised by Apax Partners may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with your interests as a stockholder.

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

Our stock price may fluctuate substantially as a result of variations in our actual or projected performance or the financial performance of other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

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

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super majority voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing.

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

As of February 2, 2013, we operated 877 stores in 824 cities in 47 states. All of our stores are leased from third parties and the leases typically have terms of five to ten years with options to renew for additional five-year periods thereafter. Most of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

We believe that our facilities are generally adequate for current and anticipated future use.

Item 3.	Legal Proceedings.

For a description of the Company’s legal proceedings, see Note 9 to the audited financial statements which are incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “rue” since our initial public offering on November 13, 2009. Before then, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Select Market. The number of holders of record of our stock as of December 31, 2012 was approximately 154.

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Select Market.

	Fiscal Year 2011
	High	Low
1st Quarter (Commencing January 30, 2011)	$35.51	$27.33
2nd Quarter (May 1, 2011)	$36.98	$28.38
3rd Quarter (July 31, 2011)	$31.29	$21.88
4th Quarter (October 30, 2011)	$26.64	$19.95

	Fiscal Year 2012
	High	Low
1st Quarter (January 29, 2012)	$30.92	$24.20
2nd Quarter (April 29, 2012)	$31.49	$24.51
3rd Quarter (July 29, 2012)	$33.58	$24.08
4th Quarter (October 28, 2012)	$31.10	$27.05

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Section of our 2013 Proxy Statement entitled “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our common stock from November 13, 2009 (the date of our initial public offering) through February 2, 2013 with the return on the Total Return Index for the NASDAQ Stock Market (US securities only) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on November 13, 2009, in the stock of rue21, inc. the NASDAQ Global Stock Market (US securities only), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of 39 Month Cumulative Total Return

Assumes Initial Investment of $100

February 2013

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

February 2, 2013

		x
	11/30/2009	1/29/2011	1/28/2012	2/2/2013
Rue21, inc.	100.00	155.26	135.04	156.43
NASDAQ Stock Market (US securities only)	100.00	126.48	135.68	155.23
NASDAQ Retail Trade Index	100.00	128.08	155.13	183.51

(1)	Returns are based upon the premise that $100 is invested in each of (a) our common stock, (b) NASDAQ Stock Market (US securities only), and (c) the index of NASDAQ Retail Trade Stocks on November 13, 2009, and that all dividends (if any) were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Unregistered Sales of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 14 Weeks Ended February 2, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 28, 2012 to November 24, 2012	47,600	29.24	47,600	26,456,329
November 25, 2012 to December 29, 2012	49,968	29.12	49,968	25,001,484
December 30, 2012 to February 2, 2013	—	—	—	25,001,484

Total	97,568	$29.18	97,568	$25,001,484

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 24, 2012.

Item 6.	Selected Consolidated Financial Data.

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

	Fiscal Year Ended
	February 2, 2013(1)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands, except per share and operating data)
Consolidated Statement of Income Data
Net sales	$901,886	$760,302	$634,728	$525,600	$391,414
Cost of goods sold	556,368	473,662	399,896	337,693	257,853

Gross profit	345,518	286,640	234,832	187,907	133,561
Selling, general and administrative expense	244,096	197,176	163,006	134,078	99,886
Depreciation and amortization expense	32,961	26,618	21,980	16,994	11,624

Income from operations	68,461	62,846	49,846	36,835	22,051
Interest (Income) expense, net	(27)	(9)	74	436	1,385
Provision for income taxes	24,587	23,905	19,528	14,382	8,027

Net income	$43,901	$38,950	$30,244	$22,017	$12,639

Net income per common share
Basic	$1.81	$1.60	$1.25	$0.99	$0.58
Diluted	$1.76	$1.55	$1.21	$0.96	$0.55
Weighted average common shares outstanding
Basic	24,287	24,417	24,277	22,267	21,914
Diluted	24,903	25,051	25,002	23,037	22,814
Operating Data (unaudited):
Comparable store sales change(2)	0.7%	0.4%	2.1%	7.8%	3.7%
Number of stores open at end of period	877	755	638	535	449
Total gross square feet end of period (in thousands)	4,347	3,708	2,989	2,390	1,949
Capital expenditures (in thousands)	$60,127	$53,552	$40,480	$33,630	$26,464

1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.
2)	The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 52 week period in fiscal year 2011. The extra week in fiscal year 2012 has been excluded from the comparable store sales calculation.

	As of
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$63,519	$71,960	$50,111	$26,751	$4,611
Working capital	98,910	86,981	49,723	21,604	798
Total assets	399,509	348,022	260,343	188,273	140,659
Total long-term debt	—	—	—	—	19,476
Stockholders’ equity	178,311	147,223	102,129	67,448	18,393
Cash Flow Data
Cash from operations	$74,979	$74,200	$61,643	$48,779	$36,589

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2012” refer to the fiscal year ended February 2, 2013.

Overview

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at value prices. We were originally founded in 1976 as a value-focused specialty apparel retailer. In 1998, we were acquired by certain funds now advised by Apax Partners, through SKM Equity Fund II, L.P. and SKM Investment Fund II. In 2001, we began repositioning our company by aligning our stores under one brand name, strengthening our management team, honing our fashion value merchandise approach and refocusing our store growth strategy. In late 2006, we introduced our larger rue21 etc! store layout, which averages approximately 5,000 square feet and features a separate store-in-store for our rue21 etc! girls jewelry and accessories category. As of February 2, 2013, we operated 877 stores in 47 states, 749 of which featured the larger rue21 etc! store layout.

Our strong growth and operating results reflect the initiatives taken by our management team, as well as the increasing acceptance of our brand and merchandise. Our net sales increased from $391.4 million in fiscal year 2008 to $901.9 million in fiscal year 2012, a compound annual growth rate of 23.2%. Over the same period, we grew income from operations from $22.1 million to $68.5 million, a compound annual growth rate of 32.7%. Since the beginning of fiscal year 2008, we have increased our store base from 352 stores to 877 stores as of February 2, 2013. Our total square footage growth has outpaced our total store growth over this same period, reflecting the increasing size of our average store.

We expect to continue our strong growth in the future. We believe there is a significant opportunity to grow our store base to over 1,700 stores. We plan to open approximately 125 stores in fiscal year 2013. We expect to continue to drive our comparable store sales by refreshing our existing stores, increasing the penetration of our newer product categories, increasing our brand awareness, and continuing to provide our distinctive in-store experience to the rue21 etc! layout.

Our growth in total square footage is supported by our store economics, which we believe to be very attractive. As a result of our low store build-out costs, favorable lease terms and low-cost operating model, our stores generate strong returns on investment. We focus our real estate strategy on strip centers, regional malls and outlet centers, primarily in small and middle market communities, which we believe are underserved by traditional junior and young men’s specialty apparel retailers. Our typical new store investment is approximately $180,000, which includes build-out costs, net of landlord tenant allowances and initial inventory, net of payables. New stores generate on average between $900,000 and $1.1 million in net sales per store in the first twelve months.

We continue to invest the capital necessary to support our future growth. In 2012 we made strategic investments in people and infrastructure that we believe will reap long-term benefits, including investments in planning and allocation systems, operations systems, and our e-commerce platform. In 2013 we will make further investments in people and infrastructure, primarily focused on the development of our e-commerce business and increasing our overall square footage growth.

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

Comparable Store Sales

A store is included in comparable store sales on the first day of the 16th month after its opening, as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability generally is achieved twelve months after the initial three-month period after store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in the process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Annual Report on Form 10-K regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores. The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 52 week period in fiscal year 2011. The extra week in fiscal year 2012 has been excluded from the comparable store sales calculation.

Store Productivity

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, stock-based compensation and store expenses but excludes store occupancy costs and freight to stores. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. The components of our selling, general and administrative expense may not be comparable to those of other retailers. Selling, general and administrative expense has increased significantly due to an increase in new store growth. Store count has increased approximately 64% to 877 stores from 535 stores since the beginning of fiscal year 2010.

Known Trends and Uncertainties

We are currently finalizing an amendment and restatement of our senior secured credit facility with Bank of America, due to mature on April 10, 2013. We expect that the facility, as amended and restated, will be a five-year $100 million senior secured revolving credit facility which is further expandable at our option in increments of $10 million up to a maximum of $130 million under certain defined conditions. As working capital has historically been the means by which the Company meets its material capital expenditure requirements, we anticipate that our cash position and net cash provided by operating activities will be sufficient to finance working capital needs and planned capital expenditures for at least the next twelve months even if we are unable to secure additional availability under the senior secured credit facility through the proposed amendment or if the senior secured credit facility matures according to its terms.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 2, 2013(1)	January 28, 2012	January 29, 2011
	(in thousands, except operating data)
Net Sales	$901,886	$760,302	$634,728
Cost of goods sold	556,368	473,662	399,896

Gross profit	345,518	286,640	234,832
Selling, general and administrative expenses	244,096	197,176	163,006
Depreciation and amortization expense	32,961	26,618	21,980

Income from operations	68,461	62,846	49,846
Interest (Income) expense, net	(27)	(9)	74

Income before income taxes	68,488	62,855	49,772
Provision for income taxes	24,587	23,905	19,528

Net income	$43,901	$38,950	$30,244

Operating Data (unaudited)
Number of stores open at the end of the period	877	755	638
Gross square feet at the end of the period (in thousands)	4,347	3,708	2,989
Comparable store sales change(2)	0.7%	0.4%	2.1%

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	61.7%	62.3%	63.0%

Gross profit	38.3%	37.7%	37.0%
Selling, general and administrative expenses	27.1%	25.9%	25.7%
Depreciation and amortization expense	3.7%	3.5%	3.5%

Income from operations	7.6%	8.3%	7.9%
Interest (Income) expense, net	0.0%	0.0%	0.0%

Income before income taxes	7.6%	8.3%	7.8%
Provision for income taxes	2.7%	3.1%	3.1%

Net income	4.9%	5.1%	4.8%

Note 1 — Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.

Note 2 — The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 52 week period in fiscal year 2011. The extra week in fiscal year 2012 has been excluded from the comparable store sales calculation.

The following table summarizes the number of stores open at the beginning of the period and at the end of the period.

	2012	2011	2010
Stores at beginning of period	755	638	535
Stores opened during period	125	120	105
Stores closed during period	(3)	(3)	(2)

Stores at end of period	877	755	638

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales

In fiscal year 2012 (53 weeks), our net sales increased 18.6%, or $141.6 million, to $901.9 million from $760.3 million in fiscal year 2011 (52 weeks). This increase in net sales was due to an increase of approximately 12.6% in the number of transactions and an increase in the average dollar transaction of approximately 5.5%. The average dollar value of transactions increased due to a higher average unit retail and slight increase in units per transaction. In fiscal year 2012, the 53rd week contributed $11.3 million in total sales. During fiscal year 2012, we opened 125 new stores and closed three stores compared to 120 new stores and three store closures in fiscal year 2011. Our comparable store sales increased 0.7% in fiscal year 2012 compared to an increase of 0.4% in fiscal year 2011. There were 724 comparable stores and 153 non-comparable stores open at February 2, 2013 compared to 611 and 144, respectively, at January 28, 2012.

In fiscal year 2012, net sales of girls apparel, girls accessories and guys apparel and accessories represented 57.5%, 23.6% and 18.9%, respectively, of total net sales compared to 56.6%, 25.0% and 18.4%, respectively, for fiscal year 2011. For fiscal year 2012, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 20.5%, 12.2% and 22.0%, respectively, as compared to fiscal year 2011.

Gross Profit

Gross profit increased 20.5%, or $58.9 million, in fiscal year 2012 to $345.5 million from $286.6 million in fiscal year 2011. Gross margin increased 60 basis points to 38.3% for fiscal year 2012 from 37.7% for fiscal year

2011. This increase was attributable to a 50 basis point increase in merchandise margin, primarily due to an improvement in our initial mark-up rate in fiscal year 2012. Gross margin also improved by 10 basis points as a percent of sales due to store occupancy costs in fiscal year 2012 compared to fiscal year 2011.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 23.8%, or $46.9 million to $244.1 million in fiscal year 2012 from $197.2 million in fiscal year 2011. As a percentage of net sales, selling, general and administrative expense increased 120 basis points to 27.1% in fiscal year 2012 as compared to 25.9% in fiscal year 2011.

Store operating expenses increased 21.4%, or $31.9 million to $180.9 million in fiscal year 2012 from $149.0 million in fiscal year 2011. Store operating expenses increased 50 basis points as a percentage of sales primarily due to salary and related expenses. Corporate administrative and general expenses increased 31.1%, or $15.0 million to $63.2 million in fiscal year 2012 from $48.2 million in fiscal year 2011. Corporate administrative expenses increased 70 basis points primarily due to a 50 basis point increase in stock based compensation, a 30 basis point increase due to a California wage and hour case settlement and related costs, and a 10 basis point increase for non-recurring professional fees. Corporate administrative and general expenses were offset by a 20 basis point decrease in salary and related expenses as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to 3.7% as a percentage of net sales in fiscal year 2012 as compared to 3.5% in fiscal year 2011. Depreciation and amortization expense increased 23.8%, or $6.4 million, in fiscal year 2012 to $33.0 million from $26.6 million in fiscal year 2011, and was primarily due to the continued opening of new stores and conversions, investments in information technology and the completion of the distribution center expansion during fiscal year 2012.

Provision for Income Taxes

The increase in provision for income taxes of $0.7 million in fiscal year 2012 from fiscal year 2011 was due primarily to a $5.6 million increase in pre-tax income. The effective tax rate was at 35.9% in fiscal year 2012 as compared to 38.0% in fiscal year 2011. This rate decrease was primarily the result of corporate restructuring and discrete events, including various tax credit programs in fiscal year 2012.

Net Income

Net income increased 12.7%, or $4.9 million, to $43.9 million in fiscal year 2012 from $39.0 million in fiscal year 2011. This increase was due to the factors discussed above.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales

In fiscal year 2011, our net sales increased 19.8%, or $125.6 million, to $760.3 million from $634.7 million in fiscal year 2010. This increase in net sales was due to an increase of approximately 14.7% in the number of transactions and an increase in the average dollar transaction of approximately 4.2%. The average dollar value of transactions increased due to a higher average unit retail slightly offset by a decrease in units per transaction. During fiscal year 2011, we opened 120 new stores and closed three stores compared to 105 new stores and 2 store closures in fiscal year 2010. Our comparable store sales increased 0.4% in fiscal year 2011 compared to an increase of 2.1% in fiscal year 2010. There were 611 comparable stores and 144 non-comparable stores open at January 28, 2012 compared to 523 and 115, respectively, at January 29, 2011.

In fiscal year 2011, net sales of girls apparel, girls accessories and guys apparel and accessories represented 56.6%, 25.0% and 18.4%, respectively, of total net sales compared to 55.9%, 25.7% and 18.4%, respectively, for fiscal year 2010. For fiscal year 2011, the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 21.3%, 16.0% and 19.8%, respectively, as compared to fiscal year 2010.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash flows from operations. Our primary cash needs are generally for capital expenditures incurred in connection with the opening of new stores, the refreshing existing stores and the related increase in merchandise inventories. Cash is also required for investment in information technology, home office and distribution facility infrastructure and funding normal working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 75 to 90 days to pay our vendors.

As of February 2, 2013, we had cash, cash equivalents and short term investments totaling $63.5 million. Our cash and cash equivalents consist of cash on deposit and investments with a maturity of 90 days or less. Our cash, cash equivalents and short term investments balance at February 2, 2013 decreased by $8.5 million from $72.0 million at January 28, 2012. Components of this change in cash for fiscal year 2012, as well as for change in cash for the fiscal years 2011 and 2010, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Provided by operating activities	$74,979	$74,200	$61,643
Used for investing activities	(50,127)	(83,552)	(40,480)
(Used for) Provided by financing activities	(23,293)	1,201	2,197

Increase (Decrease) in cash and cash equivalents	$ 1,559	$(8,151)	$23,360

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net income	$43,901	$38,950	$30,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,961	26,618	21,980
Deferred taxes	(2,749)	5,837	664
Share-based compensation	10,480	4,943	2,240
Merchandise inventory	(26,133)	(35,085)	(23,358)
Accounts payable	4,847	22,287	21,821
Other working capital components	12,448	10,652	9,157
All other	(776)	(2)	(1,105)

Net cash provided by operating activities	$74,979	$74,200	$61,643

During fiscal year 2012, we generated $75.0 million in cash from operating activities. Our major source of cash from operations was attributable to net income of $43.9 million offset by merchandise inventory required by operations of $26.1 million. Non-cash charges included depreciation and amortization of $33.0 million and stock compensation of $10.5 million.

During fiscal year 2011, we generated $74.2 million in cash from operating activities. Our major source of cash from operations was attributable to net income of $39.0 million and an increase in accounts payable of $22.3 million. Net cash was reduced for additional merchandise inventory required by operations of $35.1 million. Non-cash charges included depreciation and amortization of $26.6 million and stock compensation of $4.9 million.

During fiscal year 2010, we generated $61.6 million in cash from operating activities. Our major source of cash from operations was attributable to net income of $30.2 million and an increase in accounts payable of $21.7 million. Net cash was reduced for additional merchandise inventory required by operations of $23.4 million. Non-cash charges included depreciation and amortization of $22.0 million and stock compensation of $2.2 million.

Investing Activities

Investing activities consist of capital expenditures for new and existing stores, as well as investment in information technology. Additionally, the company purchased and redeemed short term investments during fiscal year 2012.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Capital expenditures, net of tenant allowances	$(40,355)	$(34,160)	$(25,462)
Tenant allowances	(19,772)	(19,392)	(15,018)
Proceeds from sales of short term investments	47,000	—	—
Purchases of short term investments	(37,000)	(30,000)	—

Net cash used for investing activities	$(50,127)	$(83,552)	$(40,480)

In fiscal year 2012, capital expenditures, net of tenant allowances increased $6.2 million as compared to fiscal year 2011. Capital expenditures, net of tenant allowances, for the opening of new and existing stores were $22.6 million, $22.3 million and $16.2 million in fiscal years 2012, 2011 and 2010, respectively. The remaining capital expenditures in fiscal year 2012 were primarily due to fixture refreshes and information technology investments.

While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of tenant allowances, to be approximately $47.0 to $53.0 million in fiscal year 2013. This includes the system and supply chain infrastructure for an e-commerce platform planned to launch in early fiscal year 2014.

Purchases of short term investments consisted of highly liquid, money market funds with a maturity in excess of 90 days and less than 365 days.

Financing Activities

Financing activities consist principally of proceeds from the exercise of employee stock options and excess tax benefits from share-based award activities.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Repurchase of common stock as part of publicly announced programs	$(24,999)	$—	$—
Repurchase of common stock from employees	(400)	—	—
Proceeds from stock options exercised	1,090	563	688
Excess tax benefits from stock-based award activities	1,016	638	1,509

Net cash (used) provided by financing activities	$(23,293)	$1,201	$2,197

During fiscal year 2012, financing activities consisted primarily of repurchases of common stock of $25 million as part of the publicly announced program during fiscal year 2012.

Net cash of $1.2 million was provided by financing activities in fiscal year 2011, which was primarily utilized to fund general corporate activities. During fiscal year 2011, we received $0.6 million for the exercise of stock options, and we recognized a $0.6 million excess tax benefit related to share based award activities.

Senior Secured Credit Facility

Effective April 10, 2008, we established a five-year $60.0 million senior secured credit facility with Bank of America, N.A., which was amended on November 24, 2009. Key provisions of the amendment included an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at our option in increments of $5 million up to a maximum of $100 million under certain defined conditions. On November 18, 2011 a second amendment was executed. The key provision of the second amendment allows the Company to provide guarantees to third party lenders in connection with purchase orders in the ordinary course of business if such guarantees are considered necessary by the Company. Interest accrues at the higher of the Federal Funds rate plus .50%, the prime rate or the adjusted LIBOR rate plus 1.00% plus the applicable margin which ranges from 1.25% to 3.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. As of February 2, 2013 and January 29, 2011, there was no amount outstanding under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of February 2, 2013 and expect to remain in compliance for the next twelve months.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.

We are currently finalizing an amendment and restatement of our senior secured credit facility with Bank of America, due to mature on April 10, 2013. We expect that the facility, as amended and restated, will be a five-year $100 million of senior secured revolving credit facility which is further expandable at our option in increments of $10 million up to a maximum of $130 million under certain defined conditions.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Operating lease obligations(1)	461,173	75,921	133,918	107,183	144,151
Merchandise inventory purchase commitments	162,324	162,324	—	—	—

	$623,497	$238,245	$133,918	$107,183	$144,151

(1)	Excludes common area maintenance (CAM) charges, real estate taxes and certain other expenses which amounted to approximately 19% of minimum lease obligations in fiscal year 2012 which we expect to be consistent for the next three years.

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

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our Consolidated Financial Statements for the fiscal year ended February 2, 2013 for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our senior secured credit facility accrues interest at the Bank of America N.A. base rate, defined at our option as the prime rate or the Eurodollar rate plus applicable margin, which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability under our senior secured credit facility during the previous quarter. Because our senior secured credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 2, 2013, we had no outstanding borrowings under our senior secured credit facility, nor did we have any borrowings during fiscal year 2012. We do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future.

Item 8.	Financial Statements and Supplementary Data.

rue21, inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc.

We have audited the accompanying consolidated balance sheets of rue21, inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of rue21, inc. at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), rue21, inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

April 3, 2013

rue21, inc.

Consolidated Balance Sheets

	February 2, 2013	January 28, 2012
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$43,519	$41,960
Short term investments	20,000	30,000
Accounts receivable	10,555	6,675
Merchandise inventory, net	157,269	131,136
Prepaid expenses and other current assets	13,905	11,767
Deferred tax assets	5,910	5,121

Total current assets	251,158	226,659
Property and equipment, net	144,852	117,798
Other assets	3,499	3,565

Total assets	$399,509	$348,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$108,760	$103,914
Accrued expenses and other current liabilities	24,202	16,570
Accrued payroll and related taxes	8,932	12,045
Deferred rent and tenant allowances, current portion	10,228	8,652
Accrued income and franchise taxes	126	1,068

Total current liabilities	152,248	142,249
Long-term liabilities:
Deferred rent, tenant allowances and other long-term liabilities	59,325	46,965
Deferred tax liabilities	9,625	11,585

Total long-term liabilities	68,950	58,550

Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock — par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — par value $0.001 per share; 200,000 shares authorized; 23,755 and 24,476 shares issued and outstanding, respectively	25	24
Additional paid in capital	50,281	37,696
Treasury stock, 939, and 0 shares, respectively	(25,399)	—
Retained earnings	153,404	109,503

Total stockholder’s equity	178,311	147,223
Total liabilities and stockholders’ equity	$399,509	$348,022

See accompanying notes to the consolidated financial statements.

rue21, inc.

Consolidated Statements of Income

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands, except per share data)
Net sales	$901,886	$760,302	$634,728
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	556,368	473,662	399,896

Gross profit	345,518	286,640	234,832
Selling, general, and administrative expense	244,096	197,176	163,006
Depreciation and amortization expense	32,961	26,618	21,980

Income from operations	68,461	62,846	49,846
Interest (income) expense, net	(27)	(9)	74

Income before income taxes	68,488	62,855	49,772
Provision for income taxes	24,587	23,905	19,528

Net income	$43,901	$38,950	$30,244

Basic income per common share	$1.81	$1.60	$1.25
Diluted income per common share	$1.76	$1.55	$1.21
Weighted average basic common shares outstanding	24,287	24,417	24,277
Weighted average diluted common shares outstanding	24,903	25,051	25,002

See accompanying notes to the consolidated financial statements.

rue21, inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock $0.001 Par Value		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
(in thousands)	Shares	Amount
Balance January 30, 2010	24,237	$24	$27,115	$—	$40,309	$67,448

Net income	—	—	—	—	30,244	30,244
Stock-based compensation expense	—	—	2,240	—	—	2,240
Stock issued for stock option exercises	142	—	688	—	—	688
Excess tax benefits from stock-based award activities	—	—	1,509	—	—	1,509

Balance January 29, 2011	24,379	$24	$31,552	$—	$70,553	$102,129

Net income	—	—	—	—	38,950	38,950
Stock-based compensation expense	—	—	4,943	—	—	4,943
Stock issued for stock option exercises	97	—	563	—	—	563
Excess tax benefits from stock-based award activities	—	—	638	—	—	638

Balance January 28, 2012	24,476	$24	$37,696	$—	$109,503	$147,223

Net income	—	—	—	—	43,901	43,901
Stock-based compensation expense	—	—	10,480	—	—	10,480
Repurchase of common stock as part of publicly announced programs	(926)	—	—	(24,999)	—	(24,999)
Repurchase of common stock from employees	(13)	—	—	(400)	—	(400)
Stock issued for stock option exercises	218	1	1,089	—	—	1,090
Excess tax benefits from stock-based award activities	—	—	1,016	—	—	1,016

Balance February 2, 2013	23,755	$25	$50,281	$(25,399)	$153,404	$178,311

See accompanying notes to the consolidated financial statements.

rue21, inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Operating activities
Net income	$43,901	$38,950	$30,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,961	26,618	21,980
Loss on fixed asset disposals	153	311	183
Impairment of long-lived assets	87	325	221
Deferred taxes	(2,749)	5,837	664
Share based compensation	10,480	4,943	2,240
Excess tax benefits from stock-based award activities	(1,016)	(638)	(1,509)
Changes in:
Accounts receivable	(3,880)	(390)	(2,608)
Merchandise inventory, net	(26,133)	(35,085)	(23,358)
Prepaid expenses and other current assets	(2,137)	(2,867)	(2,531)
Accounts payable	4,847	22,287	21,821
Accrued payroll and related taxes	(3,113)	(8)	1,567
Accrued expenses and other current liabilities	7,632	955	1,232
Deferred rent and tenant allowances	13,940	13,458	10,502
Accrued income and franchise taxes	75	(294)	1,107
Other	(69)	(202)	(112)

Net cash provided by operating activities	74,979	74,200	61,643
Investing activities
Purchase of short term investments	(37,000)	(30,000)	—
Proceeds from sales of short term investments	47,000	—	—
Acquisition of property and equipment	(60,127)	(53,552)	(40,480)

Net cash used for investing activities	(50,127)	(83,552)	(40,480)
Financing activities
Repurchase of common stock as part of publicly announced programs	(24,999)	—	—
Repurchase of common stock from employees	(400)	—	—
Excess tax benefits from stock-based award activities	1,016	638	1,509
Proceeds from stock options exercised	1,090	563	688

Net cash (used) provided by financing activities	(23,293)	1,201	2,197

Increase (Decrease) in cash and cash equivalents	1,559	(8,151)	23,360
Cash and cash equivalents, beginning of period	41,960	50,111	26,751

Cash and cash equivalents, end of period	$43,519	$41,960	$50,111

Supplemental disclosure of cash flow information
Cash paid for interest (line of credit fees)	$302	$302	$312

Income taxes paid	$27,564	$18,379	$18,052

See accompanying notes to the consolidated financial statements.

rue21, inc.

Notes to Consolidated Financial Statements

For the Year Ended February 2, 2013

Note 1 — Business and Summary of Significant Accounting Policies

Organization

rue21, inc. (the Company or rue21) is a specialty retailer of junior girls and young men’s apparel and accessories with 877, 755, and 638 stores as of February 2, 2013, January 28, 2012 and January 29, 2011 respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash, checks and through the acceptance of third-party credit and debit cards.

On November 13, 2009, the Company completed an initial public offering of 7,780,252 shares of common stock at a price to the public of $19.00 per share, of which 1,650,000 shares were sold by the Company, 6,130,252 were sold by the selling stockholders (including 913,590 by members of the Company’s management). Upon completion of the offering, the Company received proceeds of approximately $29.2 million, net of underwriters’ discounts and commissions. On February 26, 2010, the Company completed an offering of 6,961,958 shares of common stock, including 908,081 shares of common stock subsequently sold pursuant to the underwriters’ over-allotment option, at a price of $28.50 per share, all of which were sold by funds advised by Apax Partners L.P., the Company’s principal stockholder and certain members of the Company’s management. The Company received no proceeds from the offering and incurred approximately $0.6 million in expense related to the offering.

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries “r services, llc”and “rue services corporation.” All intercompany transactions and balances have been eliminated in consolidation. At February 2, 2013, the Company operated as one segment.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. These consolidated financial statements were prepared for the 53 weeks ended February 2, 2013, “Fiscal Year 2012.” As used herein “Fiscal Year 2011” and “Fiscal Year 2010” refer to the 52 week period ended January 28, 2012 and January 29, 2011, respectively.

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

rue21, inc.

Notes to Consolidated Financial Statements — Continued

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

The Financial Accounting Standard Board (FASB) has established authoritative guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company does not have multiple operating segments or business components for which discrete financial information is prepared. The Company operates in and reports as a single operating segment which is the operation of its retail stores which are only located in the United States. The Company’s Chief Executive Officer (CEO) is the chief decision maker. The Company’s CEO utilizes a consolidated approach to assess performance and allocate resources. The Company has no international sales. Net sales are primarily generated through the retail store sale of merchandise to consumers. All of the Company’s identifiable assets are located in the United States.

Business Concentration

The Company sells a diversified product mix that seeks a complementary balance to attract our core customers. The table below indicates our product mix as a percentage of net sales as of the fiscal year indicated:

	Fiscal Year
	2012	2011	2010
Girls

Apparel	57.5%	56.6%	55.9%

Accessories	23.6%	25.0%	25.7%

Guys Apparel and Accessories	18.9%	18.4%	18.4%

Total	100.0%	100.0%	100.0%

Fair Value of Financial Instruments

The FASB has established authoritative guidance that requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. As of February 2, 2013 and January 28, 2012, management believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity of these financial instruments.

Cash and Cash Equivalents

Cash includes cash equivalents, which includes credit and debit card transactions. Credit and debit card transactions are typically paid to the Company on the next business day. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

rue21, inc.

Notes to Consolidated Financial Statements — Continued

Short term investments

As of February 2, 2013, short term investments included deposits primarily held in money market accounts with a maturity greater than three months but less than one year.

Accounts Receivable

Accounts receivable generally represent tenant allowances due from lessors. The Company evaluates collectability and has determined that no allowance is necessary. As of fiscal year end 2012, receivables consisted of: construction allowances — $7.7 million; third party sell offs — $1.9 million; and other — $1.0 million. This compares to fiscal year end 2011 of: construction allowances — $6.0 million; and other — $0.7 million.

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

In accordance with the FASB’s authoritative guidance related to the impairment or disposal of long-lived assets, impairment losses may be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a condition occurs, the assets are adjusted to their estimated fair value. Impairment charges of $0.1 million, $0.3 million and $0.2 million were recognized for the fiscal years 2012, 2011, and 2010, respectively, for assets related to stores to be converted and are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income.

rue21, inc.

Notes to Consolidated Financial Statements — Continued

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

Revenue Recognition

Revenue is recognized upon purchase of merchandise by customers. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the sales are recognized. Consistent with our merchandise return policy of 30 days, the allowance for sales returns at each period end is calculated and recorded based upon an estimate of expected returns over a subsequent 30-day period. The allowance for sales returns was $0.7 million, $0.6 million, and $0.4 million for the fiscal years 2012, 2011, and 2010 respectively. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

Deferred revenue is established upon the purchase of gift cards by customers, and revenue is recognized upon redemption of gift cards for merchandise. The Company evaluated unredeemed gift cards and determined that the likelihood of certain gift cards being redeemed by the customer after 18 months was remote, based upon historical redemption patterns of gift cards. We have established a wholly-owned subsidiary to administer the gift card program within a state jurisdiction that does not require remittance of unclaimed property. For those gift cards that were determined redemption would be remote, the Company reversed the liability, and recorded gift card breakage income. Gift card breakage income of $0.7 million, $0.8 million and $0.3 million was recognized for the fiscal years 2012, 2011, and 2010, respectively. Gift card breakage income is recorded as reduction to cost of goods sold.

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

rue21, inc.

Notes to Consolidated Financial Statements — Continued

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

Stock Based Compensation

The Company accounts for share based compensation awards in accordance with the FASB’s authoritative guidance, which requires companies recognize all share based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of the equity or liability instruments issued. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The Company recognizes compensation expense for time-based restricted stock units over the requisite service period. For the performance-based restricted share unit grants in fiscal year 2012, the Company recognized compensation expense on an accelerated attribution method. The Company has historically issued new shares of common stock upon the exercise of employee stock options. See Note 5 “Stock-Based Compensation.”

Store Pre-opening Costs

Store pre-opening costs, which consist primarily of occupancy costs and payroll, are expensed as incurred and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense, which is classified in selling, general, and administrative expense in the accompanying Consolidated Statements of Income, was $6.3 million, $5.1 million and $4.0 million for the fiscal years 2012, 2011, and 2010, respectively.

Repairs and Maintenance

The Company capitalizes costs that extend the life of an asset and that meet certain minimal dollar thresholds depending on asset category. All other costs including maintenance agreements are charged to selling, general and rue21, inc.

Notes to Consolidated Financial Statements — Continued

administrative expense in the accompanying Consolidated Statements of Income. Repairs and maintenance expense was $2.6 million, $2.1 million and $1.8 million for the fiscal years 2012, 2011, and 2010, respectively. Repairs and maintenance expense does not include any costs for store conversions.

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

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands, except per share data)
Net income	$43,901	$38,950	$30,244

Weighted average basic common shares outstanding	24,287	24,417	24,277
Impact of dilutive securities	616	634	725

Weighted average diluted common shares outstanding	24,903	25,051	25,002
Per common share:
Basic income per common share	$1.81	$1.60	$1.25
Diluted income per common share	$1.76	$1.55	$1.21

Equity awards to purchase 0.8 million, 0.6 million, and 0.3 million shares of common stock for the fiscal years 2012, 2011 and 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

rue21, inc.

Notes to Consolidated Financial Statements — Continued

Note 2 — Fair Value Measurements

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents and short term investments of $63.5 million and $72.0 million as of February 2, 2013 and January 28, 2012, respectively, are reported at fair value utilizing Level 1 inputs. The carrying value of these instruments approximate fair value because of their short-term maturity.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012:

	Fair Value Measurements at February 2, 2013
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
		(in thousands)
Cash and cash Equivalents
Cash	$43,519	$43,519	$—	$—
Short Term Investments	$20,000	$20,000	$—	$—

Total	$63,519	$63,519	$—	$—

	Fair Value Measurements at January 28, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
		(in thousands)
Cash and cash Equivalents
Cash	$41,960	$41,960	$—	$—
Short Term Investments	$30,000	$30,000	$—	$—

Total	$71,960	$71,960	$—	$—

rue21, inc.

Notes to Consolidated Financial Statements — Continued

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	February 2,	January 28,
	2013	2012
	(in thousands)
Furniture and fixtures	$114,992	$93,301
Leasehold improvements	129,750	102,731
Computer equipment, software and other	32,494	22,541

Property and equipment, at cost	277,236	218,573
Less accumulated depreciation and amortization	(132,384)	(100,775)

Property and equipment, net	$144,852	$117,798

Depreciation and amortization expense was $33.0 million, $26.6 million, and $22.0 million for fiscal years 2012, 2011 and 2010, respectively.

Note 4 — Long-Term Debt

Effective April 10, 2008, the Company established a five-year $60 million senior secured revolving credit facility (the Senior Secured Credit Facility) with Bank of America N.A. The ceiling is expandable at the Company’s option in increments of $5 million up to a limit of $85 million under certain defined conditions. The Senior Secured Credit Facility initial borrowing was $27.2 million. Proceeds from the initial borrowing were used for the extinguishment of all of the Company’s existing long-term debt facilities and the Bank of America N.A. commitment fee. Availability under the Senior Secured Credit Facility is collateralized by a first priority interest in all the Company’s assets. On November 24, 2009, the Company amended its Senior Secured Credit Facility with Bank of America, N.A. Key provisions of the amendment include an increase in the borrowing ceiling to $85 million from $60 million, which is further expandable at the Company’s option in increments of $5 million up to a limit of $100 million under certain defined conditions. Interest accrues at the higher of the Federal Funds rate plus 0.50%, the prime rate or the adjusted LIBOR rate plus the applicable margin which ranges from 1.25% to 3.00% set quarterly dependent upon average net availability on the facility during the previous quarter. As of February 2, 2013 and January 28, 2012, there were no outstanding borrowings under the Senior Secured Credit Facility. Accordingly, the weighted-average interest rate under the Senior Secured Credit Facility was nil for both of the fiscal years ended February 2, 2013 and January 28, 2012. The Senior Secured Credit Facility includes a fixed charge covenant applicable only if net availability falls below thresholds of 10%. The Company is in compliance with all covenants under the Senior Secured Credit Facility at February 2, 2013. The Senior Secured Credit Facility matures in April 2013.

We are currently finalizing an amendment and restatement of our senior secured credit facility with Bank of America, due to mature on April 10, 2013. We expect that the facility, as amended and restated, will be a five-year $100 million senior secured revolving credit facility which is further expandable at our option in increments of $10 million up to a maximum of $130 million under certain defined conditions.

Note 5 — Stock-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock or restricted stock units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten rue21, inc.

Notes to Consolidated Financial Statements — Continued

years from the date of issuance. On March 9, 2012, the Compensation Committee approved a form of Performance Share Unit Award Agreement (the “PRSU Agreement”) for the 2009 Plan. For 2012, performance share units were earned over a performance period of one year, and vest ratably over three years. To date, 902,508 stock options, 357,152 restricted stock units, and 154,973 performance share unit awards have been granted and no stock appreciation rights or restricted stock have been issued under the 2009 Plan. The Company expects to reissue from treasury stock for future issuances of share based payments.

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

Stock Option Activity

The following table represents stock options granted, vested, and expired under the existing share based compensation plans for fiscal year ended February 2, 2013.

	Common Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)
Outstanding January 29, 2012	1,600	$18.41	7.32	$15,680
Granted	125	27.33
Exercised	(157)	6.93
Expired or forfeited	(15)	21.68

Outstanding February 2, 2013	1,553	$20.26	6.66	$16,056

Vested at February 2, 2013	953	$15.55	5.89	$14,122

As of February 2, 2013, the Company had 2,211,340 shares available for stock grants. The Company recognized $10.5 million, $4.9 million, and $2.2 million in compensation expense related to stock options for the fiscal years 2012, 2011, and 2010, respectively. The weighted-average fair value of stock options at the grant date was $13.67, $16.13 and $17.37 for the fiscal years 2012, 2011, and 2010, respectively. The intrinsic value of options exercised was $3.5 million, $2.2 million and $3.8 million for the fiscal years 2012, 2011, and 2010, respectively. All outstanding vested options are currently exercisable as of February 2, 2013. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of weighted-average assumptions:

	Fiscal Year Ended
	February 2,	January 28,	January 29,
	2013	2012	2011
Risk-free interest rate(1)	1.1% - 1.8%	1.24% - 3.10%	1.52% - 2.46%
Dividend yield	—	—	—
Volatility factors for the expected market price of the
Company’s common stock(2)	53.0%	55.0% - 56.0%	55.0%
Weighted average expected term(3)	6.0 years	6.0 years	6.3 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

rue21, inc.

Notes to Consolidated Financial Statements — Continued

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method”, as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

The following table summarizes information regarding non-vested outstanding stock options as of February 2, 2013:

	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)
Non-vested as of January 29, 2012	810	$14.20
Granted	125	13.67
Vested	(325)	12.76
Cancelled	(10)	11.78

Non-vested as of February 2, 2013	600	$14.91

As of February 2, 2013, there was $8.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 0.80 years. The total fair value of shares vested during the fiscal years 2012, 2011, and 2010, was $4.1 million, $2.7 million and $0.8 million, respectively.

Restricted Stock Unit Activity

Time-based restricted stock units vest over three years.

Performance-based restricted stock unit awards vest over three years if the performance is achieved in the first year period. The level of goal achievement, if any, will determine the number of shares that can be received.

Below is a summary of restricted stock unit activity for the year ended February 2, 2013:

Restricted Stock Unit Grants

	Time-Based Restricted Stock Units For the Year Ended February 2, 2013		Performance Share Units For the Year Ended February 2, 2013
	Shares	Weighted Averaged Fair Value at Grant Date	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)	(in thousands)	(per share)
Non-vested as of January 28, 2012	162	$29.85	—	$—
Granted	182	$27.20	155	$27.24
Vested	(63)	$29.84	—	$—
Expired or forfeited	(1)	$30.12	—	$—

Non-vested as of February 2, 2013	280	$28.12	155	$27.24

The total fair value of time-based restricted stock units granted during fiscal year 2012 was $5.0 million. As of February 2, 2013, there was $7.9 million of total unrecognized compensation cost related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years.

The total fair value of performance share units during fiscal year 2012 was $4.2 million. As of February 2, 2013, there was $1.6 million of total unrecognized compensation cost related to non-vested performance share units. The unrecognized cost is expected to be recognized over a weighted average period of 1.29 years.

rue21, inc.

Notes to Consolidated Financial Statements — Continued

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	Fiscal Year Ended
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Store Rent :
Fixed minimum	$66,631	$56,421	$44,276
Contingent	3,868	3,388	2,700

Total store rent, excluding common maintenance charges, real estate taxes and certain other expenses	70,499	59,809	46,976
Offices, distribution facilities and equipment	5,308	4,371	3,320

Total Rent Expense	$75,807	$64,180	$50,296

The table below summarizes future annual minimum lease obligations under all operating leases as required by the lease agreements:

(in thousands) Fiscal Year
2013	$75,921
2014	69,924
2015	63,994
2016	57,328
2017	49,855
Thereafter	144,151

Total future lease obligations	$461,173

Note 7 — 401(k) Profit Sharing Plan

The Company sponsors a qualified 401(k) plan with a contributory profit-sharing feature (the Plan) for eligible employees. Under the provisions of the plan, employees must have completed one year of service and be at least 21 years of age to be eligible. The plan permits participants of the plan to contribute up to 50% of pretax annual compensation as defined in the plan, subject to certain limitations. The Company matches 100% of participant contributions up to 4% of pretax annual compensation as defined in the plan. Profit-sharing contributions to the plan, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. 401(k) matching contributions and profit-sharing contributions to the plan were $0.9 million, $0.7 million and $0.6 million for the fiscal years 2012, 2011, and 2010, respectively, and are included in selling, general, and administrative expense in the Consolidated Statements of Income.

rue21, inc.

Notes to Consolidated Financial Statements — Continued

Note 8 — Income Taxes

The provision for income taxes at the fiscal years 2012, 2011, and 2010 consists of the current and deferred elements in the table below:

Income Taxes

	Fiscal Year Ended
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$23,918	$15,051	$15,834
State	3,418	3,017	3,030

Total current	27,336	18,068	18,864

Deferred:
Federal	(2,254)	5,819	939
State	(495)	18	(275)

Total deferred	(2,749)	5,837	664

Total provision for income taxes	$24,587	$23,905	$19,528

The Company’s income taxes determined at the statutory rate for the fiscal years 2012, 2011 and 2010 differ from the actual rate as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Effective Rate
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.6%	3.3%	3.8%
Permanent differences	0.1%	0.2%	0.7%
Other	(1.8%)	(0.5%)	(0.3%)

Total	35.9%	38.0%	39.2%

As a result of temporary differences, the Company has the following net deferred tax amounts at February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Year Ended
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Deferred tax assets:
Deferred Rent	$25,057	$20,317	$15,925
Accrued Compensation	5,789	2,639	1,675
Inventory	1,607	1,308	1,127
Accrued Reserve	47	174	192
Other	11	9	42

Total deferred tax assets	32,511	24,447	18,961
Deferred tax liabilities:
Fixed assets	(36,226)	(30,911)	(19,588)

Net deferred tax (liability) asset	$(3,715)	$(6,464)	$(627)

rue21, inc.

Notes to Consolidated Financial Statements — Continued

	Fiscal Year Ended
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Current-deferred tax assets	$5,910	$5,121	$5,024
Noncurrent-deferred tax liabilities	(9,625)	(11,585)	(5,651)

Total	$(3,715)	$(6,464)	$(627)

The following table summarizes the activity related to our unrecognized tax benefits:

Gross balance as of January 30, 2010	$35
Prior period tax positions — (decrease)	(1)

Gross balance as of January 29, 2011	34
Prior period tax positions — (decrease)	(34)

Gross balance as of January 28, 2012	0
Prior period tax positions — (decrease)	0

Gross balance as of February 2, 2013	$0

The gross amount of unrecognized tax benefits at fiscal years ended 2012, 2011, and 2010 was $0, $0 and $34,000, respectively. Over the next 12 months the company believes that there will be no material change in unrecognized tax benefits.

The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for fiscal years ended 2012, 2011 and 2010, respectively, was not material.

The Company files a consolidated U.S. Federal Tax returns as well as various state tax returns. The Company’s U.S. Federal tax returns are open for further audit by taxing authorities for the periods of 2008 through 2012. The principal state jurisdictions that remain open to examination for the periods 2008 and forward are: Pennsylvania, Texas, North Carolina, Illinois, and West Virginia.

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

On June 11, 2010, Elva Perez, a former employee, on behalf of herself and a purported class of all of our other similarly situated California employees, filed a complaint in the Superior Court of California, County of Santa Cruz. The complaint alleges, among other things, that we have forced our in-store employees to work off-the-clock without compensation; failed to pay overtime wages; failed to provide in-store employees bona fide meal and rest periods; failed to reimburse in-store employees for business expenses they incur; and failed to provide accurate, timely itemized wage statements, in violation of the California Labor Code, the California Industrial Welfare

rue21, inc.

Notes to Consolidated Financial Statements — Continued

Commission Wage Orders and the California Business and Professions Code. The complaint seeks, among other things, an order awarding compensatory and liquidated damages, including unpaid wages; an award of restitution; an order imposing civil penalties; an order enjoining us from committing future violations of the laws allegedly violated; and interest, attorney’s fees and costs. The Company denied the allegations made by the Plaintiff and asserted various defenses. On June 6, 2012, the Court certified a class of all individuals employed in our California locations as hourly store managers, assistant store managers and sales clerks from June 11, 2006 to pursue claims related to meal breaks, meal premium pay, work-related travel claims, travel expense claims, bag check claims, and pay record claims. On October 4, 2012, the parties to the litigation agreed to a settlement under which we agreed to pay $2,750,000 as a gross settlement amount, which will, among other things, be used to provide payments to employees participating in the certified class and to pay for fees and expenses of class counsel. The plaintiff, on behalf of herself and the employees participating in the certified class, will provide a general release, releasing us from all claims, from June 11, 2006 until the date the Court preliminarily approves the settlement agreement, that were pled or could have been pled based on the factual allegations set forth in the complaint. The Court granted final approval of the settlement on March 22, 2013 and the Company has paid the full settlement amount.

Note 10 — Related Party Transactions

At February 2, 2013, funds advised by Apax owned approximately 30% of the Company’s outstanding common stock.

We reimburse Apax for reasonable expenses incurred to attend Board of Director meetings. Amounts paid to Apax totaled $11,000, $9,000 and $35,000 for fiscal years 2012, 2011, and 2010, respectively.

Note 11 — Subsequent Events

On March 19, 2013, the board of directors authorized an additional $25 million under its stock repurchase program. Under the stock repurchase program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

Note 12 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except share and per share amounts):

	Thirteen Weeks Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Fiscal Year 2012
Net Sales	$205,615	$202,059	$225,158	$269,054
Gross profit	79,681	79,531	85,106	101,200
Net income	11,602	9,090	8,165	15,044
Basic income per common share	0.47	0.37	0.34	0.63
Diluted income per common share	0.46	0.36	0.33	0.62
Weighted average basic common shares outstanding	24,480	24,420	23,939	23,783
Weighted average diluted common shares outstanding	25,119	25,022	24,555	24,393

rue21, inc.

Notes to Consolidated Financial Statements — Continued

	Thirteen Weeks Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Fiscal Year 2011
Net Sales	$172,875	$172,770	$194,761	$219,896
Gross profit	67,246	67,629	71,400	80,365
Net income	9,619	7,669	8,741	12,921
Basic income per common share	0.39	0.31	0.36	0.53
Diluted income per common share	0.38	0.31	0.35	0.52
Weighted average basic common shares outstanding	24,383	24,415	24,461	24,467
Weighted average diluted common shares outstanding	25,063	25,080	25,066	25,054

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management concluded that, as of February 2, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of rue21, inc.

We have audited rue21, inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). rue21, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, rue21, inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of rue21, inc. as of February 2, 2013 and January 28, 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2013 of rue21, inc. and our report dated April 3, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

April 3, 2013

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1-Election of Directors”, “Information Concerning Our Board of Directors — Audit Committee,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Concerning Our Board of Directors — Code of Business Conduct and Ethics” in the 2013 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections entitled “Information Concerning our Board of Directors — Director Compensation” and “Understanding Our Director Compensation Table,” “Executive Compensation” “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Compensation Committee Report” in the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” in the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections “Certain Relationships and Transactions with Related Persons”, “Information Concerning our Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Information Concerning our Board of Directors — Director Independence” in the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 4 — Ratification of Independent Registered Public Accounting Firm For Fiscal Year 2013 — Audit and Non-Audit Fees and Independent Public Accountants” in the 2013 Proxy Statement.

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

Date: April 3, 2013

By:	/s/ Keith A. McDonough
Name: Keith A. McDonough
Title: Senior Vice President and Chief Financial Officer

Date: April 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert N. Fisch Robert N. Fisch	President, Chief Executive Officer and Chairman (principal executive officer)	April 3, 2013

/s/ Keith A. McDonough Keith A. McDonough	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 3, 2013

/s/ Arnold S. Barron Arnold S. Barron	Director	April 3, 2013

/s/ Harlan Kent Harlan Kent	Director	April 3, 2013

/s/ Macon F. Brock Jr. Macon F. Brock	Director	April 3, 2013

/s/ Laura Sen Laura Sen	Director	April 3, 2013

/s/ Bruce A. Hartman Bruce A. Hartman	Director	April 3, 2013

/s/ John F. Megrue, Jr. John F. Megrue, Jr.	Director	April 3, 2013

/s/ Alex S. Pellegrini Alex S. Pellegrini	Director	April 3, 2013

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

3.2	Registrant’s Amended and Restated By-laws, incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-161850) filed on November 10, 2009.

10.1	Employment Agreement dated as of January 1, 2008, by and between Robert Fisch and rue21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.

10.2	Amended and Restated Employment Agreement, dated as of December 17, 2010, by and between Robert Fisch and rue 21, inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 21, 2010.

10.3	rue21, inc. Second Amended and Restated 2003 Ownership Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

10.4	rue21, inc. 2009 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (SEC File No. 333-164401) filed on February 19, 2010.

10.5	Credit Agreement, dated April 10, 2008, among rue21, inc., as lead borrower, the borrowers named therein, r services llc, as guarantor and Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the other lender parties thereto, incorporated by reference to Exhibit 10.5 to Registrant’s Form S-1 (File No. 333-161850) filed on October 13, 2009.

10.6	Security Agreement, dated April 10, 2008, by and among rue21, inc., as lead borrower, r services llc, as guarantor, and Bank of America, N.A., as collateral agent, incorporated by reference to Exhibit 10.6 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.

10.7	Guaranty, dated April 10, 2008, by r services llc, as guarantor, in favor of Bank of America, N.A., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.7 to Registrant’s Form S-1 (File No. 333-161850) filed on September 10, 2009.

10.8	First Amendment to Credit Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A., as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 24, 2009, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 1, 2009.

10.9	First Amendment to Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 1, 2009.

10.10	First Amendment to Intellectual Property Security Agreement by and among rue21, inc., as the Lead Borrower, r services llc, as Guarantor, and Bank of America, N.A. as Collateral Agent, dated November 24, 2009, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on December 1, 2009.

10.11	Second Amendment to Credit Agreement by and among rue21, as the Lead Borrower, rue services corporation, r services llc, as Guarantor and Bank of America, N.A. as Lender, Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, dated November 18, 2011, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on December 2, 2011.

10.12	Lease by and between West Virginia Economic Development Authority, as Landlord, and rue21, inc. as Tenant, dated July 8, 2011, filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 14, 2011

10.13	Form of Indemnification Agreement for Directors, incorporated by reference to Exhibit 10.12 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.

10.14	Form of Indemnification Agreement for Officers, incorporated by reference to Exhibit 10.17 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 9, 2009.

10.15	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.

10.16	Form of Stock Appreciation Rights Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.

10.17	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q, filed on December 2, 2011, under the 2009 Omnibus Incentive Plan.

10.18	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.16 to Registrant’s Form S-1/A (File No. 333-161850) filed on November 2, 2009.

10.19	Form of Performance Share Unit Award, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 15, 2012.

21.1*	List of subsidiaries of rue21, inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21 inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of rue21 inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.