Form 10-Q
period 2013-05-04
rue21, inc.
filed 2013-06-06
CIK 1471458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2013

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

The number of shares outstanding of the Registrant’s common stock was 23,478,863 as of May 31, 2013.

rue21, inc.

Form 10-Q

Quarter Ended May 4, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

rue21, inc. and subsidiaries

Consolidated Balance Sheets

	May 4,	February 2,	April 28,
	2013	2013	2012
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$55,696	$43,519	$51,845
Short term investments	—	20,000	30,000
Accounts receivable	8,739	10,555	9,864
Merchandise inventory, net	168,198	157,269	131,892
Prepaid expenses and other current assets	15,629	13,905	12,133
Deferred tax assets	5,846	5,910	6,064

Total current assets	254,108	251,158	241,798
Property and equipment, net	153,017	144,852	126,650
Other assets	4,071	3,499	3,680

Total assets	$411,196	$399,509	$372,128

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$114,438	$108,760	$104,321
Accrued expenses and other current liabilities	19,497	24,202	18,401
Accrued payroll and related taxes	10,517	8,932	7,715
Deferred rent and tenant allowances, current portion	10,558	10,228	9,324
Accrued income and franchise taxes	5,231	126	10,667

Total current liabilities	160,241	152,248	150,428
Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	61,978	59,325	53,190
Deferred tax liabilities	8,075	9,625	7,523

Total non-current liabilities	70,053	68,950	60,713

Commitments and Contingencies	—	—	—
Stockholders’ equity:
Preferred stock—par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—	—
Common stock—par value $0.001 per share; 200,000 shares authorized; 24,761, 24,694 and 24,493 shares issued and 23,530, 23,755 and 24,493 outstanding, respectively.	25	25	24
Additional paid in capital	51,132	50,281	39,858
Treasury stock, 1,240, 939 and 0 shares, respectively	(34,457)	(25,399)	—
Retained earnings	164,202	153,404	121,105

Total stockholder’s equity	180,902	178,311	160,987
Total liabilities and stockholders’ equity	$411,196	$399,509	$372,128

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Income

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(Unaudited)
	(in thousands, except per share data)
Net sales	$224,375	$205,615
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	134,676	125,934

Gross profit	89,699	79,681
Selling, general, and administrative expense	63,708	53,796
Depreciation and amortization expense	9,045	7,528

Income from operations	16,946	18,357
Interest income, net	(5)	(30)

Income before income taxes	16,951	18,387
Provision for income taxes	6,153	6,785

Net income	$10,798	$11,602

Basic income per common share	$0.46	$0.47
Diluted income per common share	$0.44	$0.46
Weighted average basic common shares outstanding	23,724	24,480
Weighted average diluted common shares outstanding	24,355	25,119

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(Unaudited, in thousands)
Operating activities:
Net income	$10,798	$11,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,045	7,528
Impairment of long-lived assets	74	74
Deferred taxes	(1,486)	(5,004)
Stock based compensation	2,848	1,938
Excess tax benefits from stock-based compensation activities	(329)	(97)
Changes in:
Accounts receivable	1,816	(3,189)
Merchandise inventory, net	(10,929)	(756)
Prepaid expenses and other current assets	(1,724)	(366)
Accounts payable	5,678	406
Accrued payroll and related taxes	1,585	(4,330)
Accrued expenses and other current liabilities	(4,705)	1,831
Deferred rent and tenant allowances	2,784	6,724
Accrued income and franchise taxes	5,434	9,696
Other	(406)	26

Net cash provided by operating activities	20,483	26,083
Investing activities:
Acquisition of property and equipment	(17,252)	(16,422)
Proceeds from short term investments	20,000	—

Net cash provided by (used for) investing activities	2,748	(16,422)
Financing activities:
Withholding of common stock from employees	(1,189)	—
Repurchase of common stock as part of publicly announced programs	(10,436)	—
Excess tax benefits from stock-based compensation activities	329	97
Proceeds from stock options exercised	242	127

Net cash (used for) provided by financing activities	(11,054)	224

Increase in cash and cash equivalents	12,177	9,885
Cash and cash equivalents, beginning of period	43,519	41,960

Cash and cash equivalents, end of period	$55,696	$51,845

Supplemental disclosure of cash flow information
Cash paid for interest (line of credit fees)	$70	$74

Cash paid for income taxes	$2,308	$2,129

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc and subsidiaries

Notes to unaudited Consolidated Financial Statements

Thirteen weeks ended May 4, 2013 and April 28, 2012

(Dollars in thousands unless otherwise indicated)

NOTE 1 — Organization and Basis of Presentation

rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 918, 877 and 795 stores as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At May 4, 2013, the Company operated in one reportable segment.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2013 included in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.

The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 — Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “first quarter of 2013” and the “first quarter of 2012” refer to the thirteen week periods ending May 4, 2013 and April 28, 2012, respectively.

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

Recent Accounting Standards

The FASB issues Accounting Standards Updates (ASU) to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASU’s to date that amend the original text of ASC. No ASU’s were issued by the FASB during the current period that (i) provide supplemental guidance, (ii) technical corrections, (iii) are not applicable to the Company or (iv) are expected to have a significant impact on the Company.

NOTE 3 — Earnings Per Share

Earnings per common share has been computed as follows:

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(in thousands, except per share data)
Net income	$10,798	$11,602

Weighted average basic common shares outstanding	23,724	24,480
Impact of dilutive securities	631	639

Weighted average diluted common shares outstanding	24,355	25,119
Per common share:
Basic income per common share	$0.46	$0.47
Diluted income per common share	$0.44	$0.46

Stock options to purchase 838,471 and 845,816 shares of common stock during the first quarter of 2013 and the first quarter of 2012, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

NOTE 4 — Stock-Based Compensation

In November 2009, the Company adopted the 2009 Omnibus Incentive Plan (the 2009 Plan) in connection with the Company’s initial public offering, pursuant to which key employees, officers, and directors are eligible to receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units or performance share units to purchase or receive, as applicable, up to an aggregate of 3,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of issuance. The Company has submitted the 2009 Plan, as amended and restated, for stockholder approval at the Annual Meeting of Stockholders to be held on June 7, 2013. If approved, the 2009 Plan will be amended to provide, among other matters, for an increase in the number of shares authorized for issuance under the 2009 Plan by 2,000,000 shares of the Company’s common stock.

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

The Company recognized $2.8 million in compensation expense related to stock options during the first quarter of 2013 and $1.9 million in compensation expense related to stock options for the first quarter of 2012, respectively.

The following table represents stock option activity during the first quarter of 2013.

Stock Option Grants

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding February 2, 2013	1,553	$20.26	6.66	$16,056
Granted	135	$27.80
Exercised	(26)	$9.35

Outstanding May 4, 2013	1,662	$21.04	6.71	$20,135

Vested at May 4, 2013	1,125	$18.39	6.01	$16,633

As of May 4, 2013, the Company had 1,900,693 shares available for stock grants. The weighted average fair value of stock options at the grant date was $14.08 during the first quarter of 2013 and $13.64 for the first quarter 2012. The intrinsic value of options exercised was $0.5 million during the first quarter of 2013 and $0.3 million for the first quarter of 2012. All outstanding vested options are currently exercisable as of May 4, 2013.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Fair Value of stock options

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
Risk-free interest rate (1)	1.2%-1.27%	1.8%
Dividend yield	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	54.0%	53.0%
Weighted average expected term (3)	6.0 years	6.0 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.
(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

As of May 4, 2013, there was $7.6 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.12 years. The total fair value of shares vested during the first quarter of 2013 was $3.3 million and $1.7 million for the first quarter of 2012.

Restricted Stock Units

Time-based restricted stock unit awards vest generally over three years.

Performance share unit awards either vest evenly over three years or cliff vest after the third year if the performance goal is achieved in the first year period. The level of goal achievement, if any, will determine the number of shares that may be received.

The following table summarizes information regarding non-vested outstanding restricted stock units as of May 4, 2013:

Restricted Stock Units

	Time-Based Restricted Stock Units		Performance Share Units
	Thirteen weeks Ended May 4, 2013		Thirteen weeks Ended May 4, 2013
	Shares	Weighted Averaged Fair Value at Grant Date	Shares	Weighted Averaged Fair Value at Grant Date
	(in thousands)	(per share)	(in thousands)	(per share)
Non-vested as of February 2, 2013	280	$28.12	155	$27.24
Granted	179	$27.84	194	$27.79
Vested	(90)	$28.48	(52)	$27.24

Non-vested as of May 4, 2013	369	$27.90	297	$27.60

As of May 4, 2013, there was $10.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.50 years. Additionally, there was $6.5 million of unrecognized compensation expense related to performance share units which will be recognized as achievement of performance goals is probable.

NOTE 5 — Property and Equipment

	May 4,	February 2,	April 28,
	2013	2013	2012
	(in thousands)
Furniture and fixtures	$120,551	$114,992	$98,934
Leasehold improvements	136,038	129,750	112,740
Computer equipment, software and other	37,825	32,494	23,247

	294,414	277,236	234,921
Less accumulated depreciation and amortization	(141,397)	(132,384)	(108,271)

	$153,017	$144,852	$126,650

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

NOTE 6 — Fair Value

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents, and short term investments of $55,696, $63,519 and $81,845 as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively, are reported at fair value utilizing Level 1 inputs.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of May 4, 2013 and April 28, 2012:

	Fair Value Measurements at May 4, 2013
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$55,696	$55,696	$—	$—

Total	$55,696	$55,696	$—	$—

	Fair Value Measurements at April 28, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash Equivalents
Cash	$51,845	$51,845	$—	$—
Short Term Investments	$30,000	$30,000

Total	$81,845	$81,845	$—	$—

NOTE 7— Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the first quarter of 2013 was 36.3% as compared to 36.9% for the first quarter of 2012. The lower effective income tax rate was primarily the result of higher federal tax credits realized over the prior year. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the first quarter of 2013 and 2012, respectively, was not material.

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

NOTE 8 — Stock Repurchase Program

On May 24, 2012, rue21’s Board of Directors has authorized a stock repurchase program granting the Company authority to repurchase up to $50 million of the Company’s common stock. On March 21, 2013, the authorization was increased by $25 million for a total authorization of $75 million. Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions. During the first quarter of 2013, the Company repurchased 351,701 shares of its common stock on the open market at an average price of $29.67 for an aggregate cost of $10.4 million. At May 4, 2013, the Company has authorized repurchases of up to $39.6 million of its common stock remaining under its $75 million stock repurchase program.

In addition to the shares of common stock we purchased under our $75 million stock repurchase program, we withheld 40,623 shares during the first quarter 2013 from employees for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share based awards. The aforementioned shares have been recorded as treasury stock.

As of May 23, 2013 the Company suspended its stock repurchase program in connection with the proposed Merger Agreement.

NOTE 9 — Commitments and Contingencies

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

NOTE 10 — Subsequent Events

On May 23, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rhodes Holdco, Inc., a Delaware corporation, (“Parent”), and Rhodes Merger Sub, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apax Partners L.P. (“Apax”). Under the Merger Agreement, the Company’s stockholders will receive $42.00 per share in cash, without interest. The transaction is subject to approval by the Company’s stockholders, receipt of regulatory approvals and other customary closing conditions.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on May 24, 2013. The foregoing descriptions of the Merger Agreement and Support Agreement are subject to, and qualified in their entirety by, the full text of those agreements as attached as Exhibits 2.1 and 10.1 respectively to the Form 8-K filed on May 24, 2013, each of which is incorporated by reference herein.

Concurrently with the execution and delivery of the Merger Agreement, the SKM Funds, which collectively own approximately 30% of the outstanding shares of the Company entered into a support agreement with the Company and Apax to vote their shares in favor of the transaction with Apax (the “Support Agreement”). Pursuant to the terms of the Support Agreement, if the agreement with Apax is terminated and the Company terminates the Merger Agreement to accept an all-cash superior proposal of at least $42.00 per share, the SKM Funds have agreed to vote their shares in favor of such superior proposal on the same pro rata basis as unaffiliated stockholders (although SKM Funds can choose to vote all, or an amount between the applicable pro rata proportion and all of their shares in favor of a superior proposal).

On May 30, 2013, the Southeastern Pennsylvania Transportation Authority, on behalf of itself and a putative class of public stockholders of the Company, filed a complaint in the Court of Chancery in the State of Delaware against the Company, the directors of the Company, Apax and several funds affiliated with Apax (collectively hereafter, “Apax”) and Apax-affiliated entities participating in the proposed Merger pursuant to the Merger Agreement (the “Apax Entities”). The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company’s public stockholders by authorizing the Merger for inadequate consideration, without a reasonable independent process and without a fair opportunity to seek and secure the best sale price for stockholders; that Apax, Apax affiliated members of the Company’s board of directors and the Company’s chief executive officer breached their duty of loyalty and entire fairness to the Company through causing or supporting the Merger which plaintiff alleges does not include a fair price and was not the result of fair dealing; and that the Apax Entities aided and abetted the other defendants’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, a judgment determining that the action is a proper class action and that the plaintiff is a proper class representative; enjoining the defendants from taking steps to implement the acquisition of the Company at a price that is not fair and equitable and under terms presently proposed; rescinding the Merger (or awarding damages to the class) in the event of its consummation prior to the entry of final judgment; enjoining any material transactions or changes to the Company’s business and assets until a proper process is conducted to evaluate strategic alternatives; and awarding compensatory damages and fees, expenses and costs of attorneys and experts.

The Company believes that the Merger Agreement and the proposed Merger are fair to its stockholders (excluding certain funds affiliated with Apax) and intends to vigorously contest the complaint.

One of the conditions to the closing of the Merger is that no injunction, judgment or ruling by a court or other governmental entity shall be in effect that enjoins, restrains, prevents or prohibits consummation of the Merger or that makes the consummation of the Merger illegal. Therefore, if the plaintiff in the litigation described above, or plaintiffs in any similar action that may be filed, are successful in enjoining the relevant parties from completing the Merger on the agreed-upon terms, the Merger may not become effective within the expected timeframe or thereafter.

The Company suspended its stock repurchase program as of May 23, 2013 in connection with the proposed Merger Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks, trends and uncertainties. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, results of operations, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation, acquisitions, dispositions, financing transactions, expansion, consolidation and other events are forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. These forward-looking statements reflect our current expectations and assumptions about future events and circumstances, and are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

•	our failure to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•

our failure to successfully execute our growth strategy, due to delays in store growth and our e-commerce initiatives, difficulties executing sales and operating profit margin initiatives and inventory shrinkage prevention;

•

our ability to receive, on a timely basis or otherwise, the required stockholder and regulatory approvals necessary to consummate the contemplated Merger under which we will become a wholly-owned subsidiary of Apax Partners L.P. (“Apax”) (see “Our Business – Merger,” below);

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement relating to the Merger;

•	the failure to receive, on a timely basis or otherwise, the required approvals by the Company’s stockholders and government or regulatory agencies with regard to the Merger Agreement;

•	the risk that a closing condition to the Merger Agreement may not be satisfied or waived;

•	although not a closing condition, the failure of the acquiring entity in the contemplated Merger to obtain the necessary financing to close the Merger;

•	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the contemplated Merger;

•	the effect of contractual restrictions on the conduct of our business prior to the completion of the Merger and on our ability to make certain business decisions;

•

the possibility that alternative acquisition proposals will or will not be made from the date of the Merger Agreement through July 2, 2013, the period during which we may seek such proposals under the Merger Agreement (the “Go-Shop Period”);

•	the ability to solicit alternative acquisition proposals due to contractual restrictions following the expiration of the Go-Shop Period;

•	the possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely manner or at all;

•	the outcome of any legal proceedings relating to the Merger;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

•

risks and challenges in connection with sourcing merchandise from third party domestic and foreign vendors, including the risk that current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices;

•	our level of success in gaining and maintaining broad market acceptance of our exclusive brands;

•	our failure to protect our brand image;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	seasonality of our business;

•	increases in costs of raw materials for our merchandise, fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations, accounting rules and regulations, and the outcomes of legal proceedings;

•	disruptions in our supply chain and distribution facility;

•	damage or interruption to our information systems;

•	changes in the competitive environment in our industry and the markets in which we operate, including competition among online retailers;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•	the incurrence of material uninsured losses or excessive insurance costs;

•	our failure to maintain effective internal controls; and

•	other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2013.

We disclaim any intent or obligation to update these forward-looking statements unless required by applicable law.

Our Business

We operate on a fiscal year calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. For example, references to “fiscal year 2012” refer to the 53 week period ended February 2, 2013.

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc!/tarea category. As of May 4, 2013, we operated 918 stores in 47 states.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rhodes Holdco, Inc., a Delaware corporation (“Parent”), and Rhodes Merger Sub, a newly formed Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apax. The merger consideration is $42.00 per share in cash, without interest. The transaction will be financed through financing to be obtained by affiliates of Apax.

Under the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by Parent, Merger Sub, or any other direct or indirect wholly owned subsidiary of Parent and shares owned by the Company or any direct or indirect wholly subsidiary of the Company and, in each case, not held on behalf of third parties, (ii) shares as otherwise agreed to in writing before the effective time of the Merger between Parent or its affiliates and the holder of such shares and (iii) shares owned by stockholders who have not voted in favor of adoption of the Merger Agreement or consented thereto in writing and who have properly demanded and not withdrawn a demand for appraisal with respect to such shares under Delaware law) will be converted into the right to receive $42.00 per share in cash, without interest.

We and our advisors are permitted under the Merger Agreement to actively solicit and consider alternative proposals from third parties until 11:59 p.m., Eastern Time, on July 2, 2013 (the “Go-Shop Period”). In addition, we would be permitted to, among other things, engage, enter into and participate in discussions and negotiations with certain parties who during the Go-Shop Period have made a proposal that a special committee of our Board of Directors determines constitutes, or would reasonably be expected to result in, a superior proposal (“Excluded Parties”) until July 27, 2013. If the Merger Agreement is terminated to enter into a superior proposal with an Excluded Party prior to July 27, 2013, the Company will be required to pay to Parent a termination fee of $10,453,000. There can be no assurances that this process will result in any superior proposal or alternative transaction.

The Merger is subject to the approval by (i) at least a majority of all outstanding shares of common stock and (ii) a majority of the then-outstanding shares not beneficially owned, directly or indirectly, by Parent, Merger Sub, certain Apax entities, SKM Equity Fund II, L. P. and SKM Investment Fund II (together, the “SKM Funds”) or certain other specified parties, receipt of regulatory approvals, and other customary closing conditions, including, among others, the absence of any order, judgment, injunction, award, decree or writ restraining, enjoining, prohibiting or otherwise preventing consummation of the Merger and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Concurrently with the execution and delivery of the Merger Agreement, the SKM Funds, which collectively own approximately 30% of the outstanding shares of the Company entered into a support agreement with the Company and Apax to vote their shares in favor of the transaction with Apax (the “Support Agreement”). Pursuant to the terms of the Support Agreement, if the agreement with Apax is terminated and the Company terminates the Merger Agreement to accept an all-cash superior proposal of at least $42.00 per share, the SKM Funds have agreed to vote their shares in favor of such superior proposal on the same pro rata basis as unaffiliated stockholders (although SKM Funds can choose to vote all, or an amount between the applicable pro rata proportion and all of their shares in favor of a superior proposal).

The Merger Agreement and the above summary of certain of its terms have been included to provide you with information regarding the terms of the Merger Agreement. Factual disclosures about us contained in this report may supplement, update or modify the factual disclosures about us contained in the Merger Agreement and described in this summary. The representations, warranties and covenants made in the Merger Agreement by us, Parent and Merger Sub were qualified and subject to important limitations agreed to by us, Parent and Merger Sub in connection with negotiating the terms of the Merger Agreement. In particular, in your review of the representations and warranties contained in the Merger Agreement and described in the above summary, it is important to bear in mind that the representations and warranties were negotiated with the principal purposes of establishing the circumstances in which a party to the Merger Agreement may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC and in some cases were qualified by disclosures that were made by each party to the other, which disclosures are not reflected in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this report, may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may have been included in this report.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on May 24, 2013. The foregoing descriptions of the Merger Agreement and Support Agreement are subject to, and qualified in their entirety by, the full text of those agreements as attached as Exhibits 2.1 and 10.1 respectively to the Form 8-K filed on May 24, 2013, each of which is incorporated by reference herein.

The Company suspended its stock repurchase program as of May 23, 2013 following its entry into the Merger Agreement.

The Merger poses certain risks to the Company during the pendency of the transaction. See “Risk Factors.” in Part II, Item 1A.

Performance Metrics

In order to monitor the Company’s success, the Company’s management monitors certain key performance metrics, including:

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts. Net sales consist of sales from comparable stores and non-comparable stores.

Comparable Store Sales

A store is included in comparable store sales on the first day of the sixteenth month after its opening, as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability generally is achieved twelve months after the initial three-month period of store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in the process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. For comparable sales reporting in first quarter of 2013, sales are compared to thirteen week period ended May 5, 2012. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended
	May 4.	April 28,
	2013	2012
	(Unaudited)
	(in thousands, except operating data)
Net sales	$224,375	$205,615
Cost of goods sold	134,676	125,934

Gross profit	89,699	79,681
Selling, general and administrative expenses	63,708	53,796
Depreciation and amortization expense	9,045	7,528

Income from operations	16,946	18,357
Interest income, net	(5)	(30)

Income before income taxes	16,951	18,387
Provision for income taxes	6,153	6,785

Net income	$10,798	$11,602

Net income per common share
Basic	0.46	0.47
Diluted	0.44	0.46
Weighted average common shares outstanding
Basic	23,724	24,480
Diluted	24,355	25,119
Net sales	100.0%	100.0%
Cost of goods sold	60.0%	61.2%

Gross margin	40.0%	38.8%
Selling, general and administrative expenses	28.4%	26.2%
Depreciation and amortization expense	4.0%	3.7%

Income from operations	7.6%	8.9%
Interest income, net	0.0%	0.0%

Income before income taxes	7.6%	8.9%
Provision for income taxes	2.7%	3.3%

Net income	4.8%	5.6%

Effective Tax Rate	36.3%	36.9%
Operating Data (unaudited)
Number of stores open at the end of the period	918	795
Comparable store sales change	-4.6%	1.7%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
Girls
Apparel	58.4%	58.3%
Accessories	24.5%	24.5%
Guys Apparel and Accessories	17.1%	17.2%

Total	100.0%	100.0%

First Quarter of 2013 Compared to First Quarter of 2012

Net Sales

During the first quarter of 2013, our net sales increased 9.1%, or $18.8 million, to $224.4 million as compared to $205.6 million in the first quarter of 2012. This increase in net sales was due to an approximate 6% increase in the number of transactions, driven by new store openings during the first quarter of 2013. Net sales also increased primarily due to an increase of approximately 3% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in units per transactions. During the first quarter of 2013, we opened 41 new stores compared to 40 new stores in the first quarter of 2012. Our comparable store sales decreased 4.6% in the first quarter of 2013 compared to an increase of 1.7% in the first quarter of 2012. There were 752 comparable stores and 166 non-comparable stores open at May 4, 2013 compared to 635 and 160, respectively, at April 28, 2012.

During the first quarter of 2013, net sales from the girls apparel, girls accessories and guys apparel and accessories categories each grew by approximately 9% as compared to the first quarter of 2012.

Gross Profit

Gross profit increased 12.6%, or $10.0 million, in the first quarter of 2013 to $89.7 million as compared to $79.7 million in the first quarter of 2012. Gross margin increased 120 basis points to 40.0% for the first quarter of 2013 from 38.8% for the first quarter of 2012. The increase in gross margin was driven by merchandise margin slightly offset by other cost of goods sold including store occupancy costs as compared to first quarter of 2012. Merchandise margin improvement was driven by lower markdowns and, to a lesser extent, increased initial markup in first quarter of 2013 compared to first quarter 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.4%, or $9.9 million, to $63.7 million in the first quarter of 2013 as compared to $53.8 million in the first quarter of 2012. As a percentage of net sales, selling, general and administrative expense increased to 28.4% in the first quarter of 2013 as compared to 26.2% in the first quarter of 2012.

Store operating expenses increased by $7.1 million in the first quarter of 2013 as compared to the first quarter of 2012 due primarily to the operation of 918 stores as of May 4, 2013 compared to the operation of 795 stores as of April 28, 2012. As a percentage of net sales, store operating expenses was 21.0% for the first quarter of 2013 as compared to 19.4% for the first quarter of 2012. The increase as a percentage of sales was due primarily to store salaries and related costs.

Administrative and general expense increased by $2.8 million in the first quarter of 2013 as compared to the first quarter of 2012. As a percentage of net sales, Administrative and general expense increased to 7.4% in the first quarter of 2013 as compared to 6.8% in the first quarter of 2012 driven by higher stock compensation costs. Ecommerce start-up costs incremental to the business for planning and designing the Ecommerce launch expected to begin operations in fourth quarter of 2013 were $0.7 million in the first quarter of 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.5 million to $9.0 million in the first quarter of 2013 as compared to $7.5 million in the first quarter of 2012. Depreciation and amortization expense increased as a percentage of net sales to 4.0% in the first quarter of 2012 as compared to 3.7% in the first quarter of 2012. This increase was driven by capital expenditures relating to new stores.

Provision for Income Taxes

The provision for income taxes decreased $0.6 million to $6.2 million in the first quarter of 2013 as compared to $6.8 million in the first quarter of 2012. This decrease was due primarily to the $1.4 million decrease in pre-tax income. The effective tax rates were 36.3% and 36.9% for the first quarter of 2013 and 2012, respectively. The lower effective income tax rate for the first quarter of 2013 was primarily due to higher federal tax credits realized over the prior year.

Net Income

Net income decreased 6.9%, or $0.8 million, to $10.8 million for the first quarter of 2013 as compared to $11.6 million in the first quarter of 2012. This decrease was due to the factors discussed above.

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

If the Merger is consummated, subsequent to the Merger, we expect to be substantially leveraged. Our liquidity requirements will be significantly changed, primarily due to the addition of debt service requirements to our existing cash needs discussed above. Our ability to fund our operations and make planned capital expenditures, to fund post-Merger debt service requirements and to remain in compliance with the financial covenants depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in part II of this report. Management believes that, in the event the Merger is not consummated, our current balances of cash and cash equivalents, cash flow from operations and availability under the senior secured credit facility will be adequate to finance planned capital expenditures and working capital needs for the next twelve months.

As of May 4, 2013, we had cash and cash equivalents totaling $55.7 million. Our cash and cash equivalents consist of cash on deposit, credit and debit card transactions and investments with a maturity of 90 days or less. Our cash and cash equivalents increased $12.2 million and short term investments balance decreased $20.0 million at May 4, 2013 from $43.5 million and $20.0 million, respectively at February 2, 2013. Components of this change in cash for the first quarter of 2013, as well as for change in cash for the first quarter of 2012, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$20,483	$26,083
Net cash provided by (used for) investing activities	2,748	(16,422)
Net cash (used for) provided by financing activities	(11,054)	224

Increase in cash and cash equivalents	$12,177	$9,885

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(in thousands)
Net income	$10,798	$11,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,045	7,528
Deferred taxes	(1,486)	(5,004)
Stock-based compensation	2,848	1,938
Merchandise inventory	(10,929)	(756)
Accounts payable	5,678	406
Accrued income and franchise taxes	5,434	9,696
Other working capital components	(650)	696
All other	(255)	(23)

Net cash provided by operating activities	$20,483	$26,083

Net cash provided by operating activities was $20.5 million and $26.1 million for the first quarter of 2013 and the first quarter of 2012, respectively. The decrease of $5.6 million in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to increased growth in merchandise inventory ($10.2 million) and decreased income and franchise taxes payable ($4.3 million), offset by faster growth in accounts payable ($5.3 million) and decreased growth in deferred taxes ($3.5 million). Depreciation and amortization increased $1.5 million and stock-based compensation increased $0.9 million.

Investing Activities

Investing activities consist principally in of capital expenditures for new and converted stores.

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(in thousands)
Capital expenditures, net of tenant allowances	$(12,638)	$(10,334)
Tenant allowances	(4,614)	(6,088)
Proceeds from short term invesments	20,000	—

Net cash provided by (used for) investing activities	$2,748	$(16,422)

For the first quarter of 2013 capital expenditures increased $0.9 million to $17.3 million as compared to $16.4 million in the first quarter of 2012. During the first quarter of 2013, we opened 41 new stores as compared to 40 new stores in the first quarter of 2012, respectively.

While there can be no assurances that current expectations will be realized, the Company expects total capital expenditures, net of tenant allowances, to be approximately $47.0 million to $53.0 million in fiscal year 2013. This includes system and supply chain infrastructure for an e-commerce platform planned to launch in fourth quarter of 2013.

Financing Activities

Financing activities consist principally of repurchases of common stock of $10.4 million as part of the publicly announced program during the first quarter of 2013. In addition, the Company withheld approximately 40,000 shares from certain employees at market prices totaling $1.2 million. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments in the first quarter of 2013. The Company suspended its stock repurchase program as of May 23, 2013 following the announcement of the Merger.

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
	(in thousands)
Withholding of common stock from employees	$(1,189)	$—
Repurchase of common stock as part of publicly announced programs	(10,436)	—
Proceeds from stock options exercised	242	127
Excess tax benefits from stock-based award activities	329	97

Net cash (used for) provided by financing activities	$(11,054)	$224

Senior Secured Credit Facility

Effective April 5, 2013, we amended and restated our senior secured credit facility with Bank of America, N.A. and JP Morgan Chase Bank, N.A. Key provisions of the agreement include a borrowing ceiling to $100 million, which is further expandable at our option up to a maximum of $130 million under certain defined conditions, and a five-year term. Borrowing will bear interest at i) the base rate (the higher of a) the Federal Funds rate plus ..50%, b) Bank of America’s prime rate, and c) the LIBOR rate for a one month interest period, plus 1.0%, plus an applicable margin between 0.50% and 1.00% or ii) the adjusted LIBOR rate plus 1.00% plus the applicable margin between 1.50% to 2.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. There were no borrowings as of May 4, 2013 and April 28, 2012, under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of May 4, 2013 and expect to remain in compliance for the next twelve months.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the consolidated financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative information concerning our market risk since the end of the most recent fiscal year as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the first quarter of fiscal year 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2013, the Southeastern Pennsylvania Transportation Authority, on behalf of itself and a putative class of public stockholders of the Company, filed a complaint in the Court of Chancery in the State of Delaware against the Company, the directors of the Company, Apax and several funds affiliated with Apax (collectively hereafter, “Apax”) and Apax-affiliated entities participating in the proposed Merger pursuant to the Merger Agreement (the “Apax Entities”). The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties to the Company’s public stockholders by authorizing the Merger for inadequate consideration, without a reasonable independent process and without a fair opportunity to seek and secure the best sale price for stockholders; that Apax, Apax affiliated members of the Company’s board of directors and the Company’s chief executive officer breached their duty of loyalty and entire fairness to the Company through causing or supporting the Merger which plaintiff alleges does not include a fair price and was not the result of fair dealing; and that the Apax Entities aided and abetted the other defendants’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, a judgment determining that the action is a proper class action and that the plaintiff is a proper class representative; enjoining the defendants from taking steps to implement the acquisition of the Company at a price that is not fair and equitable and under terms presently proposed; rescinding the Merger (or awarding damages to the class) in the event of its consummation prior to the entry of final judgment; enjoining any material transactions or changes to the Company’s business and assets until a proper process is conducted to evaluate strategic alternatives; and awarding compensatory damages and fees, expenses and costs of attorneys and experts.

The Company believes that the Merger Agreement and the proposed Merger are fair to its stockholders (excluding certain funds affiliated with Apax) and intends to vigorously contest the complaint.

One of the conditions to the closing of the Merger is that no injunction, judgment or ruling by a court or other governmental entity shall be in effect that enjoins, restrains, prevents or prohibits consummation of the Merger or that makes the consummation of the Merger illegal. Therefore, if the plaintiff in the litigation described above, or plaintiffs in any similar action that may be filed, are successful in enjoining the relevant parties from completing the Merger on the agreed-upon terms, the Merger may not become effective within the expected timeframe or thereafter.

We are also subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (the “Form 10-K”) contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results, or financial condition. The following risk factors, related to the contemplated Merger, supplement and should be read in conjunction with those addressed in the Form 10-K.

We face risks and uncertainties related to our proposed Merger with an affiliate of Apax.

On May 23, 2013, we entered into a Merger Agreement under which we will become a wholly-owned subsidiary of an affiliate of Apax, and our stockholders will receive $42.00 in cash for each share of common stock that they own. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business – Merger” in Part I, Item 2 of this report. There are a number of risks and uncertainties associated with the contemplated Merger, including, among others, the following:

•

The Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several potential factors, including, among others, the failure of one or more of the Merger Agreement’s closing conditions, to be satisfied, litigation related to the Merger, a superior acquisition proposal being presented to the special committee of the Company’s Board of Directors, failure of stockholders to approve the Merger, the failure of Parent to obtain necessary financing contemplated by the Merger Agreement, or failure to obtain relevant regulatory approvals for the Merger;

•

The failure of the Merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;

•	If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee up to $31,359,000;

•

The attention of our management may be directed to transaction-related considerations, including solicitation of alternative acquisition proposals during the Go-Shop Period, and may be diverted from the day-to-day operations of our business;

•	Our employees may experience uncertainty regarding their future roles with us, which may adversely affect our ability to retain and hire key personnel and other employees;

•

Vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationship with us; and

•	Increased levels of indebtedness in connection with the Merger may negatively impact our credit ratings, cost of borrowing, liquidity, and access to capital markets.

Additionally, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

Our officers and directors may have financial interests in the Merger that are different from, or in addition to, the interests of our stockholders.

Our directors and executive officers have interests in the Merger that might be different from, or in addition to, their interests as stockholders and the interests of our stockholders generally. These interests include, among others, potential payments under employment agreements and change in control severance agreements, rights to acceleration of vesting and exercisability of options, and acceleration of vesting of restricted stock and performance share unit awards as a result of the Merger and rights to ongoing indemnification and insurance coverage by the Company for acts or omissions occurring prior to the Merger. As a result of these interests, these directors and executive officers might be more likely to support and to vote to adopt the Merger Agreement than if they did not have these interests. Stockholders should consider whether these interests might have influenced these directors and executive officers to support or recommend adoption of the Merger Agreement.

We are subject to contractual restrictions in the Merger Agreement that may hinder operations pending the Merger.

The Merger Agreement restricts us, without Parent’s consent, from making certain acquisitions and taking other specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the 13 weeks Ended May 4, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (1)
February 3, 2013 to March 2, 2013	—	$—	—	$25,001,484
March 3, 2013 to April 6, 2013	137,603	28.65	137,603	46,058,793
April 7, 2013 to May 4, 2013	214,100	30.33	214,100	39,565,093

Total	351,703	$29.67	351,703	$39,565,093

(1) All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 24, 2012. The authorization was increased by $25 million on March 21, 2013. The Company suspended its stock repurchase program as of May 23, 2013 following the announcement of the Merger.

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated as of April 5, 2013 among rue21, inc. as the Lead Borrower, for itself and as agent for the other Borrowers from time to time party hereto, the Guarantor and the other Guarantors from time to time party thereto, the lenders from time to time thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File No. 001-34536) filed on April 11, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data File

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.

Date: June 6, 2013	By	/s/ Robert Fisch
Robert Fisch Chairman and Chief Executive Officer

Date: June 6, 2013	By	/s/ Keith McDonough
Keith McDonough Senior Vice President and Chief Financial Officer