Form 10-Q
period 2013-08-03
rue21, inc.
filed 2013-09-12
CIK 1471458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2013

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

The number of shares outstanding of the Registrant’s common stock was 23,508,312 as of August 26, 2013.

rue21, inc.

Form 10-Q

Quarter Ended August 3, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

rue21, inc. and subsidiaries

Consolidated Balance Sheets

	August 3,	February 2,	July 28,
	2013	2013	2012
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$49,832	$43,519	$39,835
Short term investments	—	20,000	17,000
Accounts receivable	11,000	10,555	11,322
Merchandise inventory, net	182,825	157,269	160,864
Prepaid expenses and other current assets	15,821	13,905	14,126
Deferred tax assets	7,303	5,910	5,854

Total current assets	266,781	251,158	249,001
Property and equipment, net	158,920	144,852	133,202
Other assets	4,525	3,499	3,335

Total assets	$430,226	$399,509	$385,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134,989	$108,760	$121,525
Accrued expenses and other current liabilities	22,437	24,202	19,538
Accrued payroll and related taxes	8,067	8,932	12,259
Deferred rent and tenant allowances, current portion	10,860	10,228	9,478
Accrued income and franchise taxes	1,541	126	—

Total current liabilities	177,894	152,248	162,800
Non-current liabilities:
Deferred rent, tenant allowances and other long-term liabilities	64,884	59,325	54,774
Deferred tax liabilities	5,542	9,625	7,560

Total non-current liabilities	70,426	68,950	62,334

Commitments and Contingencies	—	—	—
Stockholders’ equity:
Preferred stock— par value $0.001 per share, 10,000 shares authorized; none issued or outstanding	—	—	—
Common stock— par value $0.001 per share; 200,000 shares authorized; 24,771, 24,694 and 24,570 shares issued and 23,506, 23,755 and 24,063 outstanding, respectively.	25	25	25
Additional paid in capital	52,425	50,281	43,442
Treasury stock, 1,266, 939 and 507 shares, respectively	(35,831)	(25,399)	(13,258)
Retained earnings	165,287	153,404	130,195

Total stockholder’s equity	181,906	178,311	160,404
Total liabilities and stockholders’ equity	$430,226	$399,509	$385,538

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Income

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except per share data)
Net sales	$229,322	$202,059	$453,697	$407,674
Cost of goods sold (includes certain buying, occupancy and distribution center expenses)	149,763	122,528	284,442	248,462

Gross profit	79,559	79,531	169,255	159,212
Selling, general, and administrative expense	68,477	57,801	132,181	111,596
Depreciation and amortization expense	9,342	8,017	18,387	15,545

Income from operations	1,740	13,713	18,687	32,071
Interest expense (income), net	22	(22)	17	(52)

Income before income taxes	1,718	13,735	18,670	32,123
Provision for income taxes	633	4,645	6,786	11,430

Net income	$1,085	$9,090	$11,884	$20,693

Basic income per common share	$0.05	$0.37	$0.50	$0.85
Diluted income per common share	$0.04	$0.36	$0.49	$0.83
Weighted average basic common shares outstanding	23,510	24,420	23,659	24,458
Weighted average diluted common shares outstanding	24,314	25,022	24,377	25,079

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	August 3,	July 28,
	2013	2012
	(Unaudited, in thousands)
Operating activities:
Net income	$11,884	$20,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,387	15,545
Impairment of long-lived assets	161	85
Deferred taxes	(5,476)	(4,758)
Stock based compensation	5,530	5,123
Excess tax benefits from stock-based compensation activities	(630)	(326)
Changes in:
Accounts receivable	(445)	(4,647)
Merchandise inventory, net	(25,556)	(29,728)
Prepaid expenses and other current assets	(2,541)	(2,359)
Accounts payable	26,227	17,611
Accrued payroll and related taxes	(865)	214
Accrued expenses and other current liabilities	(1,765)	2,968
Deferred rent and tenant allowances	6,153	8,880
Accrued income and franchise taxes	2,045	(742)
Other	(411)	(78)

Net cash provided by operating activities	32,698	28,481
Investing activities:
Acquisition of property and equipment	(32,567)	(30,971)
Purchase of short term investments	—	(17,000)
Proceeds from the sale of short term investments	20,000	30,000

Net cash used for investing activities	(12,567)	(17,971)
Financing activities:
Shares of common stock withheld from employees	(1,229)	(341)
Repurchase of common stock as part of a publicly announced program	(13,575)	(12,917)
Excess tax benefits from stock-based compensation activities	630	326
Proceeds from stock options exercised	356	297

Net cash used for financing activities	(13,818)	(12,635)

Increase (Decrease) in cash and cash equivalents	6,313	(2,125)
Cash and cash equivalents, beginning of period	43,519	41,960

Cash and cash equivalents, end of period	$49,832	$39,835

Supplemental disclosure of cash flow information
Cash paid for interest (line of credit fees)	$134	$150

Cash paid for income taxes	$10,246	$14,345

See accompanying notes to the unaudited consolidated financial statements.

rue21, inc and subsidiaries

Notes to unaudited Consolidated Financial Statements

Thirteen and Twenty-Six weeks ended August 3, 2013 and July 28, 2012

(Dollars in thousands unless otherwise indicated)

NOTE 1 — Organization and Basis of Presentation

rue21, inc. and subsidiaries (the Company or rue21) is a specialty retailer of girls and guys apparel and accessories with 959, 877 and 834 stores as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively, in various strip centers, regional malls and outlet centers throughout the United States. Sales are generally transacted for cash or checks and through the acceptance of third-party credit and debit cards.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, r services, llc and rue services corporation. All intercompany transactions and balances have been eliminated in consolidation. At August 3, 2013, the Company operated in one reportable segment.

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

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rhodes Holdco, Inc., a Delaware corporation (“Parent”), and Rhodes Merger Sub, a newly formed Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apax Partners L.P. (“Apax”). The merger consideration is $42.00 per share in cash, without interest. The transaction will be supported through financing to be obtained by affiliates of Apax.

Under the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by Parent, Merger Sub, or any other direct or indirect wholly owned subsidiary of Parent and shares owned by the Company or any direct or indirect wholly owned subsidiary of the Company and, in each case, not held on behalf of third parties, (ii) shares as otherwise agreed to in writing before the effective time of the Merger between Parent or its affiliates and the holder of such shares and (iii) shares owned by stockholders who have not voted in favor of adoption of the Merger Agreement or consented thereto in writing and who have properly demanded and not withdrawn a demand for appraisal with respect to such shares under Delaware law) will be converted into the right to receive $42.00 per share in cash, without interest.

The Merger is subject to the approval by (i) at least a majority of all outstanding shares of common stock and (ii) a majority of the then-outstanding shares not beneficially owned, directly or indirectly, by Parent, Merger Sub, certain Apax entities, SKM Equity Fund II, L. P. and SKM Investment Fund II (together, the “SKM Funds”) or certain other specified parties, receipt of regulatory approvals, and other customary closing conditions, including, among others, the absence of any order, judgment, injunction, award, decree or writ restraining, enjoining, prohibiting or otherwise preventing consummation of the Merger. The Company has received notice from the Federal Trade Commission granting early termination of the mandatory waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, receipt of which was a condition to consummation of the proposed Merger.

Under the terms of the Merger Agreement, the Company and its advisors were permitted to actively solicit and negotiate alternative acquisition proposals from third parties during a “go-shop” period that began on May 23, 2013 and expired at 11:59 p.m. EDT on July 2, 2013. With the expiration of the “go-shop” period, the Company is now subject to customary “non-solicitation” provisions that limit its ability to solicit, encourage, discuss or negotiate alternative acquisition proposals from third parties or to provide non-public information to third parties. These non-solicitation provisions are subject to a “fiduciary out” provision that allows the Company to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and to terminate the Merger Agreement and enter into an alternative acquisition agreement with respect to a superior proposal in compliance with the terms of the Merger Agreement.

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

The proposed Merger is expected to close before the end of the 2013 calendar year, subject to approval by the majority of stockholders unaffiliated with the SKM funds as well as customary closing conditions.

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

NOTE 2 — Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Saturday nearest to January 31 of the following year. As used herein, the “second quarter of 2013” and the “second quarter of 2012” refer to the thirteen week periods ending August 3, 2013 and July 28, 2012, respectively. “Year-to-date 2013” and “Year-to-date 2012” refer to the twenty-six week periods ending August 3, 2013 and July 28, 2012, respectively.

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

Recent Accounting Standards

The FASB issues Accounting Standards Updates (ASU) to amend the authoritative literature in Accounting Standards Codification (ASC). There are no ASUs during the current period that (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are expected to have a significant impact on the Company.

NOTE 3 — Earnings Per Share

Earnings per common share has been computed as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands, except per share data)
Net income	$1,085	$9,090	$11,884	$20,693

Weighted average basic common shares outstanding	23,510	24,420	23,659	24,458
Impact of dilutive securities	804	602	718	621

Weighted average diluted common shares outstanding	24,314	25,022	24,377	25,079
Per common share:
Basic income per common share	$0.05	$0.37	$0.50	$0.85
Diluted income per common share	$0.04	$0.36	$0.49	$0.83

Stock options to purchase 296,365 and 386,453 shares of common stock during the second quarter of 2013 and Year-to-date 2013, respectively, and 974,742 and 946,687 shares of common stock for the second quarter of 2012 and Year-to-date 2012, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

NOTE 4 — Stock-Based Compensation

On June 7, 2013, the Company’s stockholders approved the Amended and Restated 2009 Omnibus Incentive Plan (the 2009 Plan) pursuant to which key employees, officers, and directors shall be eligible to receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards to purchase or receive, as applicable, up to an aggregate of 5,626,000 shares of common stock based on eligibility, vesting, and performance standards established by the board of directors. Stock options granted are generally exercisable ratably over three or four years, subject to certain employment terms and conditions. The stock options generally expire ten years from the date of grant.

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

The Company recognized $2.7 million and $5.5 million in compensation expense related to stock-based compensation during the second quarter of 2013 and Year-to-date 2013, respectively, and $3.2 million and $5.1 million in compensation expense related to stock-based compensation for the second quarter of 2012 and Year-to-date 2012, respectively. As of August 3, 2013, the Company had 3,889,455 shares available for equity grants.

Stock Options

The following table represents stock option activity during the Year-to-date 2013 period.

Stock Option Grants

			Weighted
		Weighted-	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding February 2, 2013	1,553	$20.26	6.66	$16,056
Granted	135	$27.80
Exercised	(81)	$4.43
Expired or forfeited	—	$—

Outstanding August 3, 2013	1,607	$21.69	6.57	$32,369

Vested at August 3, 2013	1,158	$18.80	5.91	$26,665

There were no stock options granted in the second quarter of 2013.The weighted average fair value of stock options at the grant date was $14.08 during Year-to-date 2013, and $14.35 and $13.71 during the second quarter of 2012 and Year-to-date 2012, respectively. The intrinsic value of options exercised was $2.2 million and $2.7 million during the second quarter of 2013 and Year-to-date 2013, respectively and $0.7 million and $1.0 million for the second quarter of 2012 and Year-to-date 2012, respectively. All outstanding vested options are currently exercisable as of August 3, 2013.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Fair Value of stock options

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Risk-free interest rate (1)	—	1.2%	1.2% - 1.27%	1.2% - 1.8%
Dividend yield	—	—	—	—
Volatility factors for the expected market price of the Company’s common stock (2)	—	53.0%	54.0%	53.0%
Weighted average expected term (3)	—	6.0 years	6.0 years	6.0 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(2)	Expected stock price volatility is based on comparable volatilities of peer companies within rue21’s industry.

(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option.

As of August 3, 2013, there was $6.8 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.05 years. The total fair value of shares vested during the second quarter of 2013 and Year-to-date 2013 was $0.6 million and $3.9 million respectively, and $1.7 million and $3.4 million for the second quarter of 2012 and Year-to-date 2012, respectively.

Restricted Stock Units

Time-based restricted stock unit awards vest generally over three years.

Performance-based stock unit awards either vest evenly over three years or cliff vest if the performance goal is achieved in the first year period. The level of goal achievement, if any, will determine the number of shares that may be received.

The following table summarizes information regarding non-vested outstanding restricted stock units as of August 3, 2013:

Restricted Stock Unit Grants

	Time-Based Restricted Stock Units		Performance Share Units
	Twenty-six weeks Ended August 3, 2012		Twenty-six weeks Ended August 3, 2012
	Shares	Weighted Averaged Fair Value at Grant Date	Shares	Weighted Averaged Fair Value at Grant Date

	(in thousands)	(per share)	(in thousands)	(per share)
Non-vested as of February 2, 2013	280	$28.12	155	$27.24
Granted	187	$28.75	194	$27.79
Vested	(104)	$28.35	(52)	$27.24

Non-vested as of August 3, 2013	363	$28.38	297	$27.60

As of August 3, 2013, there was $10.2 million of unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.30 years. The total fair value of shares vested during the second quarter of 2013 and Year-to-date 2013 was $0.4 million and $3.0 million respectively, and $1.4 million and $1.4 million, respectively, during the second quarter of 2012 and Year-to-date 2012 period.

As of August 3, 2013, there was $6.4 million of unrecognized compensation expense related to non-vested performance share unit awards that is expected to be recognized if achievement of performance goals becomes probable or as the service period is fulfilled.

NOTE 5 — Property and Equipment

	August 3,	February 2,	July 28,
	2013	2013	2012
	(in thousands)
Furniture and fixtures	$125,509	$114,992	$104,732
Leasehold improvements	143,918	129,750	119,876
Computer equipment, software and other	40,216	32,494	24,851

	309,643	277,236	249,459
Less accumulated depreciation and amortization	(150,723)	(132,384)	(116,257)

	$158,920	$144,852	$133,202

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

NOTE 6 — Fair Value

The FASB’s authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s cash, cash equivalents, and short term investments of $49,832, $63,519 and $56,835 as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively, are reported at fair value utilizing Level 1 inputs.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of August 3, 2013 and July 28, 2012:

	Fair Value Measurements at August 3, 2013
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
Cash and cash equivalents
Cash	$49,832	$49,832	$—	$—

Total	$49,832	$49,832	$—	$—

	Fair Value Measurements at July 28, 2012
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
Cash and cash Equivalents
Cash	$39,835	$39,835	$—	$—
Short Term Investments	$17,000	$17,000	$—	$—

Total	$56,835	$56,835	$—	$—

NOTE 7— Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate for the second quarter of 2013 was 36.8% as compared to 33.8% for the second quarter of 2012. The higher effective income tax rate was the result of a higher effective state income tax rate and lower federal tax credits as compared to the prior year. The Company classifies interest and penalties as an element of tax expense. The amount of tax related interest and penalties for the second quarter of 2013 and 2012, respectively, was not material.

The Year-to-date 2013 effective income tax rate was 36.3% as compared to 35.6% for the Year-to-date 2012 period. The higher effective income tax rate was due to a higher effective state tax income rate and lower federal income tax credits as compared to the prior year.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB’s authoritative guidance related to uncertain tax positions and adjusts these liabilities when its judgment changes as a result of the evaluation of new information. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the consolidated balance sheet date within the next 12 months.

NOTE 8 — Stock Repurchase Program

On May 24,2012, rue21’s board of directors authorized a stock repurchase program granting the Company authority to repurchase up to $50 million of the Company’s common stock. On March 21, 2013, the authorization was increased by $25 million for a total authorization of $75 million. Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions. During the second quarter of 2013 and second quarter of 2012, the Company repurchased 92,300 and 495,900 shares, respectively, of its common stock on the open market at an average price of $34.00 and $26.05, respectively for an aggregate cost of $3.1 million and $12.9 million, respectively. During the Year-to-date 2013 and Year-to-date 2012, the Company repurchased 444,003 and 495,900 shares, respectively, of its common stock on the open market at an average price of $30.57 and $26.05, respectively for an aggregate cost of $13.6 million and $12.9 million, respectively. The Company has not purchased any stock through privately negotiated transactions. As of May 23, 2013, the Company suspended its stock repurchase program.

In addition to the shares of common stock we purchased under our stock repurchase program, during second quarter of 2013 and second quarter 2012, we withheld 990 and 11,280 shares from employees for the payment of taxes, respectively, not in excess of the minimum statutory withholding requirements, in connection with the vesting of shared-based payments. During Year-to-date 2013 and Year-to-date 2012, we withheld 41,613 and 11,351 shares from employees for the payment of taxes, respectively, in connection with the vesting of shared-based payments. The aforementioned shares have been recorded as treasury stock.

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

On May 30, 2013, the Southeastern Pennsylvania Transportation Authority, on behalf of itself and a putative class of public stockholders of the Company, filed a complaint in the Court of Chancery in the State of Delaware against the Company, the directors of the Company, Apax and several funds affiliated with Apax (collectively hereafter, “Apax”) and Apax-affiliated entities participating in the proposed Merger pursuant to the Merger Agreement (the “Apax Entities”). The complaint alleged, among other things, that the Company and its directors breached their fiduciary duties to the Company’s public stockholders by authorizing the Merger for inadequate consideration, without a reasonable independent process and without a fair opportunity to seek and secure the best sale price for stockholders; that Apax, Apax affiliated members of the Company’s board of directors and the Company’s chief executive officer breached their duty of loyalty and entire fairness to the Company through causing or supporting the Merger which plaintiff alleged does not include a fair price and was not the result of fair dealing; and that the Apax Entities aided and abetted the other defendants’ alleged breaches of fiduciary duty. The plaintiff was seeking, among other things, a judgment determining that the action is a proper class action and that the plaintiff is a proper class representative; to enjoin the defendants from taking steps to implement the acquisition of the Company at a price that is not fair and equitable and under terms presently proposed; to rescind the Merger (or awarding damages to the class) in the event of its consummation prior to the entry of final judgment; to enjoin any material transactions or changes to the Company’s business and assets until a proper process is conducted to evaluate strategic alternatives; and the award of compensatory damages and fees, expenses and costs of attorneys and experts. The suit was dismissed without prejudice on July 30, 2013, with each party bearing its own costs.

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

•

our ability to receive, on a timely basis or otherwise, the required stockholder and regulatory approvals necessary to consummate the contemplated Merger under which we will become a wholly-owned subsidiary of Apax (see “Our Business – Merger” below);

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement relating to the Merger as described in “Our Business – Merger”;

•	the failure to complete the Merger could trigger the payment of a termination fee;

•	the uncertainties associated with the Merger may cause us to lose key customers and key personnel;

•	the failure to complete the Merger could negatively impact our business and the market price for our shares;

•	the risk that a closing condition to the Merger Agreement may not be satisfied or waived;

•	although not a closing condition, the failure of the acquiring entity in the contemplated Merger to obtain the necessary financing to close the Merger;

•	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the contemplated Merger;

•	the effect of contractual restrictions on the conduct of our business prior to the completion of the Merger and on our ability to make certain business decisions;

•	the ability to solicit alternative acquisition proposals due to contractual restrictions following the expiration of the go-shop period on July 2, 2013;

•	the possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely manner or at all;

•	the failure of our new stores or the conversion of our existing stores to achieve sales and operating levels consistent with our expectations;

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

rue21 is a fast growing specialty apparel retailer offering the newest fashion trends for girls and guys at a great value. Although many of our customers are teenagers, we believe our merchandise appeals to anyone who wants to look or feel 21. Our product offerings fall into three categories: girls apparel; guys apparel and accessories; and girls accessories or our rue21 etc! category. As of August 3, 2013, we operated 959 stores in 47 states.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rhodes Holdco, Inc., a Delaware corporation (“Parent”), and Rhodes Merger Sub, a newly formed Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apax Partners L.P. (“Apax”). The merger consideration is $42.00 per share in cash, without interest. The transaction will be supported through financing to be obtained by affiliates of Apax.

Under the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by Parent, Merger Sub, or any other direct or indirect wholly owned subsidiary of Parent and shares owned by the Company or any direct or indirect wholly owned subsidiary of the Company and, in each case, not held on behalf of third parties, (ii) shares as otherwise agreed to in writing before the effective time of the Merger between Parent or its affiliates and the holder of such shares and (iii) shares owned by stockholders who have not voted in favor of adoption of the Merger Agreement or consented thereto in writing and who have properly demanded and not withdrawn a demand for appraisal with respect to such shares under Delaware law) will be converted into the right to receive $42.00 per share in cash, without interest.

The Merger is subject to the approval by (i) at least a majority of all outstanding shares of common stock and (ii) a majority of the then-outstanding shares not beneficially owned, directly or indirectly, by Parent, Merger Sub, certain Apax entities, SKM Equity Fund II, L. P. and SKM Investment Fund II (together, the “SKM Funds”) or certain other specified parties, receipt of regulatory approvals, and other customary closing conditions, including, among others, the absence of any order, judgment, injunction, award, decree or writ restraining, enjoining, prohibiting or otherwise preventing consummation of the Merger. The Company has received notice from the Federal Trade Commission granting early termination of the mandatory waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, receipt of which was a condition to consummation of the proposed Merger.

Under the terms of the Merger Agreement, the Company and its advisors were permitted to actively solicit and negotiate alternative acquisition proposals from third parties during a “go-shop” period that began on May 23, 2013 and expired at 11:59 p.m. EDT on July 2, 2013. With the expiration of the “go-shop” period, the Company is now subject to customary “non-solicitation” provisions that limit its ability to solicit, encourage, discuss or negotiate alternative acquisition proposals from third parties or to provide non-public information to third parties. These non-solicitation provisions are subject to a “fiduciary out” provision that allows the Company to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and to terminate the Merger Agreement and enter into an alternative acquisition agreement with respect to a superior proposal in compliance with the terms of the Merger Agreement.

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

The proposed Merger is expected to close before the end of the 2013 calendar year, subject to approval by the majority of stockholders unaffiliated with the SKM funds as well as customary closing conditions.

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

The Merger poses certain risks to the Company during the pendency of the transaction. See “Risk Factors.” in Part II, Item 1A below and in the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013.

Performance Metrics

In order to monitor the Company’s success, the Company’s management monitors certain key performance metrics, including:

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts. Net sales consist of sales from comparable stores and non-comparable stores.

Comparable Store Sales

A store is included in comparable store sales on the first day of the sixteenth month after its opening, as new stores generally open with above run-rate sales volumes, which usually extend for a period of at least three months, and comparability generally is achieved 12 months after the initial three-month period of store opening. Comparable store sales include existing stores that have been converted to our rue21 etc! layout. When a store that is included in comparable store sales is in the process of being converted to our rue21 etc! layout, net sales from that store remain in comparable store sales. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except operating data)
Net sales	$229,322	$202,059	$453,697	$407,674
Cost of goods sold	149,763	122,528	284,442	248,462

Gross profit	79,559	79,531	169,255	159,212
Selling, general and administrative expenses	68,477	57,801	132,181	111,596
Depreciation and amortization expense	9,342	8,017	18,387	15,545

Income from operations	1,740	13,713	18,687	32,071
Interest income, net	22	(22)	17	(52)

Income before income taxes	1,718	13,735	18,670	32,123
Provision for income taxes	633	4,645	6,786	11,430

Net income	$1,085	$9,090	$11,884	$20,693

Net income per common share
Basic	0.05	0.37	0.50	0.85
Diluted	0.04	0.36	0.49	0.83
Weighted average common shares outstanding
Basic	23,510	24,420	23,659	24,458
Diluted	24,314	25,022	24,377	25,079
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3%	60.6%	62.7%	60.9%

Gross margin	34.7%	39.4%	37.3%	39.1%
Selling, general and administrative expenses	29.9%	28.6%	29.1%	27.4%
Depreciation and amortization expense	4.1%	4.0%	4.1%	3.8%

Income from operations	0.8%	6.8%	4.1%	7.9%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	0.7%	6.8%	4.1%	7.9%
Provision for income taxes	0.3%	2.3%	1.5%	2.8%

Net income	0.5%	4.5%	2.6%	5.1%

Effective Tax Rate	36.8%	33.8%	36.3%	35.6%
Operating Data (unaudited)
Number of stores open at the end of the period	959	834	959	834
Comparable store sales change	-5.9%	0.5%	-5.3%	1.1%

The approximate percentage of our net sales derived from our product categories, based on our internal merchandising system, is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Girls
Apparel	58.5%	59.4%	58.5%	58.8%
Accessories	23.0%	22.0%	23.7%	23.3%
Guys Apparel and Accessories	18.5%	18.6%	17.8%	17.9%

Total	100.0%	100.0%	100.0%	100.0%

Second Quarter of 2013 Compared to Second Quarter of 2012

Net Sales

During the second quarter of 2013, our net sales increased 13.5%, or $27.2 million, to $229.3 million as compared to $202.1 million in the second quarter of 2012. This increase in net sales was due to an approximate 8% increase in the number of transactions, driven by new store openings during the second quarter of 2013. Net sales also increased primarily due to an increase of 3.7% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in units per transaction offset by a decrease in average unit retail. During the second quarter of 2013, we opened 41 new stores compared to 39 new stores in the second quarter of 2012. Our comparable store sales decreased 5.9% in the second quarter of 2013 compared to an increase of 0.5% in the second quarter of 2012. There were 778 comparable stores and 181 non-comparable stores open at August 3, 2013 compared to 662 and 172, respectively, at July 28, 2012.

During the second quarter of 2013, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 12%,18% and 13%, respectively, as compared to the second quarter of 2012.

Gross Profit

Gross profit was approximately flat in the second quarter of 2013 at $79.6 million as compared to $79.5 million in the second quarter of 2012. Gross margin decreased 470 basis points to 34.7% for the second quarter of 2013 from 39.4% for the second quarter of 2012 largely attributable to merchandise margin. The lower merchandise margin was driven by higher markdowns as compared to the second quarter of 2012. The additional markdowns were taken to clear slow moving inventory. Other cost of goods sold for the second quarter of 2013 decreased slightly as a percentage of sales as compared to second quarter of 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.5%, or $10.7 million, to $68.5 million in the second quarter of 2013 as compared to $57.8 million in the second quarter of 2012. As a percentage of net sales, selling, general and administrative expense increased to 29.9% in the second quarter of 2013 as compared to 28.6% in the second quarter of 2012.

Store operating expenses increased by $8.3 million in the second quarter of 2013 as compared to the second quarter of 2012 due primarily to the operation of 959 stores as of August 3, 2013 compared to the operation of 834 stores as of July 28, 2012. As a percentage of net sales, store operating expenses increased to 22.4% for the second quarter of 2013 as compared to 21.3% for the second quarter of 2012.

Administrative and general expense increased 16.0%, or $2.4 million to $17.2 million in the second quarter of 2013 as compared to $14.8 million in the second quarter of 2012. The increase was largely attributable to professional fee expense which increased by $2.4 million, to $3.4 million in the second quarter of 2013 as compared to $1.0 million in the second quarter of 2012. The increase in professional fees is related to costs associated with the Merger.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.3 million to $9.3 million in the second quarter of 2013 as compared to $8.0 million in the second quarter of 2012. Depreciation and amortization expense increased as a percentage of net sales to 4.1% in the second quarter of 2013 as compared to 4.0% in the second quarter of 2012. This increase was driven by capital expenditures related to new store openings.

Provision for Income Taxes

The provision for income taxes decreased $4.0 million to $0.6 million in the second quarter of 2013 as compared to $4.6 million in the second quarter of 2012. The effective tax rates were 36.8% and 33.8% for the second quarter of 2013 and 2012, respectively. The higher effective income tax rate for the second quarter of 2013 was primarily due to a higher effective state income tax rate and lower federal tax credits as compared to the prior year.

Net Income

Net income decreased 88.0%, or $8.0 million, to $1.1 million for the second quarter of 2013 as compared to $9.1 million in the second quarter of 2012. This decrease was due to the factors discussed above.

Year-to-date 2013 Compared to Year-to-date 2012

Net Sales

Net sales increased 11.3%, or $46.0 million, to $453.7 million for the Year-to-date 2013 period from $407.7 million for the Year-to-date 2012 period. The increase in net sales was due to an approximately 8% increase in the number of transactions, primarily driven by new stores opened in 2013. Net sales also increased due to an increase of 3.1% in the average dollar value of transactions. The average dollar value of transactions increased due to an increase in units per transactions offset by a slight decrease in average unit retail. During the Year-to-date 2013 period, we opened 82 new stores as compared to 79 new stores in the Year-to-date 2012 period. Our comparable store sales decreased 5.3% for the Year-to-date 2013 period compared to an increase of 1.1% for the Year-to-date 2012 period. There were 778 comparable and 181 non-comparable stores at August 3, 2013 compared to 662 and 172, respectively, at July 28, 2012.

During Year-to-date 2013, net sales from the girls apparel, girls accessories and guys apparel and accessories categories grew by approximately 11%,13% and 11%, respectively, as compared to the Year-to-date 2012 period.

Gross Profit

Gross profit increased 6.3%, or $10.1 million, in the Year-to-date 2013 period to $169.3 million as compared to $159.2 million in the Year-to-date 2012 period. Gross margin decreased 180 basis points to 37.3% for the Year-to-date 2013 period from 39.1% for the Year-to-date of 2012 period largely attributable to merchandise margin. Other cost of goods sold in the Year-to-date period of 2013 increased slightly as a percentage of sales as compared to the Year-to-date 2012 period.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.4%, or $20.6 million, to $132.2 million in the Year-to-date 2013 period as compared to $111.6 million in the Year-to-date 2012 period. As a percentage of net sales, selling, general and administrative expense increased 170 basis points to 29.1% in the Year-to-date 2013 period as compared to 27.4% in the Year-to-date 2012 period.

Store operating expenses increased by $15.4 million in the Year-to-date 2013 period as compared to the Year-to-date 2012 period due primarily to the operation of 959 stores as of August 3, 2013 compared to the operation of 834 stores as of July 28, 2012. As a percentage of net sales, store operating expenses increased 140 basis points to 21.7% in the Year-to-date 2013 period as compared to 20.3% in the Year-to-date 2012 period.

Administrative and general expense increased $5.2 million in the Year-to-date 2013 period as compared to Year-to-date 2012 period due primarily to higher professional fees as well as incremental costs associated with the future launch of the Ecommerce web site. The increase in professional fees is related to merger and acquisition costs which is expected to close by the end of Fiscal Year 2013. E-commerce start-up costs incremental to the business for planning and designing the e-commerce launch expected to begin operations in late 2013 were $1.5 million in the Year-to-date period of 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $2.8 million to $18.4 million in the Year-to-date 2013 period as compared to $15.5 million in the Year-to-date 2012 period. Depreciation and amortization expense increased as a percentage of net sales to 4.1% in the Year-to-date 2013 period as compared to 3.8% in the Year-to-date 2012 period. This increase was driven by capital expenditures relating to new store openings.

Provision for Income Taxes

The provision for income taxes decreased $4.6 million to $6.8 million in the Year-to-date 2013 period as compared to $11.4 million in the Year-to-date 2012 period. This decrease was due primarily to the $13.4 million decrease in pre-tax income. The effective tax rates were 36.3% and 35.6% for the Year-to-date 2013 and 2012 periods, respectively. The higher effective income tax rate in the Year-to-date 2013 period was principally due to a higher effective state income tax rate and lower federal income tax credits as compared to the prior year.

Net Income

Net income decreased 42.6%, or $8.8 million, to $11.9 million for the Year-to-date 2013 period as compared to $20.7 million in the Year-to-date 2012 period. This decrease was due to the factors discussed above.

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

If the Merger is consummated, subsequent to the Merger, we expect to be substantially leveraged. Our liquidity requirements will be significantly changed, primarily due to the addition of debt service requirements to our existing cash needs discussed above. Our ability to fund our operations and make planned capital expenditures, to fund post-Merger debt service requirements and to remain in compliance with the financial covenants depends on our future financing activities, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See Item 1A. “Risk Factors” in Part II of this report. Management believes that, in the event the Merger is not consummated, our current balances of cash and cash equivalents, cash flow from operations and availability under the senior secured credit facility will be adequate to finance planned capital expenditures and working capital needs for the next 12 months.

As of August 3, 2013, we had cash, cash equivalents, and short term investments totaling $49.8 million. Our cash and cash equivalents consist of cash on deposit, credit and debit card transactions and investments with a maturity of 90 days or less. Our cash, cash equivalents and short term investments balance at August 3, 2013 decreased by $13.7 million from $63.5 million at February 2, 2013. Components of this change in cash for the Year-to-date 2013 period, as well as for change in cash for the Year-to-date 2012 period, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Twenty-six weeks ended
	August 3,	July 28,
	2013	2012
	(in thousands)
Provided by operating activities	$32,698	$28,481
Used for investing activities	(12,567)	(17,971)
Used for financing activities	(13,818)	(12,635)

Increase (Decrease) in cash and cash equivalents	$6,313	$(2,125)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Twenty-six weeks ended
	August 3,	July 28,
	2013	2012
	(in thousands)
Net income	$11,884	$20,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,387	15,545
Deferred taxes	(5,476)	(4,758)
Stock-based compensation	5,530	5,123
Merchandise inventory	(25,556)	(29,728)
Accounts payable	26,227	17,611
Accrued income and franchise taxes	2,045	(742)
Deferred rent and tenant allowances	6,153	8,880
Other working capital components	(6,027)	(3,902)
All other	(469)	(241)

Net cash provided by operating activities	$32,698	$28,481

Net cash provided by operating activities was $32.7 million and $28.5 million for the Year-to-date 2013 period and the Year-to-date 2012 period, respectively. The increase of $4.2 million in the Year-to-date 2013 period as compared to the Year-to-date 2012 period was primarily due to faster growth in accounts payable ($8.6 million) and slower growth in inventory ($4.2 million) offset by lower net income ($8.8 million) and lower deferred rent and tenant allowances ($2.7 million). Depreciation and amortization increased $2.8 million.

Investing Activities

Investing activities consist principally of capital expenditures for new and converted stores.

	Twenty-six weeks ended
	August 3,	July 28,
	2013	2012
	(in thousands)
Capital expenditures, net of tenant allowances	$(22,510)	$(19,825)
Tenant allowances	(10,057)	(11,146)
Purchase of short term investments	—	(17,000)
Proceeds from the sale of short term investments	20,000	30,000

Net cash used for investing activities	$(12,567)	$(17,971)

For the Year-to-date 2013 period capital expenditures increased $1.6 million to $32.6 million as compared to $31.0 million in the Year-to-date 2012 period. During the Year-to-date 2013, we opened 82 new stores as compared to 79 new stores in the Year-to-date 2012 period, respectively. Capital expenditures, net of tenant allowances, for the new stores and conversions of existing stores increased $0.9 million to $12.8 million during the Year-to-date 2013 as compared to $11.9 million in the comparable prior year period. The Company expects total capital expenditures, net of tenant allowances, for fiscal year 2013 to be approximately $47.0 million to $53.0 million.

Purchases and sales of short term investments resulted in an additional $20.0 million source of cash in the Year-to-date 2013 period compared to $13.0 million in the Year-to-date 2012 period. The Company was invested in highly liquid short term investments.

Financing Activities

Financing activities consist principally of repurchases of common stock as well as for the withholding of common stock from employees for the payment of taxes in conjunction with the vesting of share-based payments. Net cash of $13.6 million was used in the repurchase of the publicly announced program during the Year-to-date period of 2013 as compared to $12.9 million in the Year-to-date period of 2012.

	Twenty-six weeks ended
	August 3,	July 28,
	2013	2012
	(in thousands)
Withholding of common stock from employees	$(1,229)	$(341)
Repurchase of common stock as part of a publicly announced program	(13,575)	(12,917)
Proceeds from stock options exercised	356	297
Excess tax benefits from stock-based award activities	630	326

Net cash used for financing activities	$(13,818)	$(12,635)

Senior Secured Credit Facility

Effective April 5, 2013, we amended and restated our senior secured credit facility with Bank of America, N.A., and JP Morgan Chase Bank, N.A. Key provisions of the agreement including a borrowing ceiling to $100 million, which is further expandable at our option up to a maximum of $130 million under certain defined conditions, and a five-year term. Borrowing will bear interest at i) the base rate (the higher of a) the Federal Funds rate plus ..50%, b) Bank of America’s prime rate, and c) the LIBOR rate for a one month interest period, plus 1.0%, plus an applicable margin between 0.50% and 1.00% or ii) the adjusted LIBOR rate plus 1.00% plus the applicable margin between 1.50% to 2.00%. Availability under our senior secured credit facility is collateralized by a first priority interest in all of our assets. There were no borrowings as of August 3, 2013 and July 28, 2012, under the senior secured credit facility.

Our senior secured credit facility includes a fixed charge covenant applicable only if net availability falls below a 10% threshold. We are in compliance with all covenants under our senior secured credit facility as of August 3, 2013 and expect to remain in compliance for the next twelve months.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the consolidated financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February  2, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the second quarter of fiscal year 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On May 30, 2013, the Southeastern Pennsylvania Transportation Authority, on behalf of itself and a putative class of public stockholders of the Company, filed a complaint in the Court of Chancery in the State of Delaware against the Company, the directors of the Company, Apax and several funds affiliated with Apax (collectively hereafter, “Apax”) and Apax-affiliated entities participating in the proposed Merger pursuant to the Merger Agreement (the “Apax Entities”). The complaint alleged, among other things, that the Company and its directors breached their fiduciary duties to the Company’s public stockholders by authorizing the Merger for inadequate consideration, without a reasonable independent process and without a fair opportunity to seek and secure the best sale price for stockholders; that Apax, Apax affiliated members of the Company’s board of directors and the Company’s chief executive officer breached their duty of loyalty and entire fairness to the Company through causing or supporting the Merger which plaintiff alleged does not include a fair price and was not the result of fair dealing; and that the Apax Entities aided and abetted the other defendants’ alleged breaches of fiduciary duty. The plaintiff was seeking, among other things, a judgment determining that the action is a proper class action and that the plaintiff is a proper class representative; to enjoin the defendants from taking steps to implement the acquisition of the Company at a price that is not fair and equitable and under terms presently proposed; to rescind the Merger (or awarding damages to the class) in the event of its consummation prior to the entry of final judgment; to enjoin any material transactions or changes to the Company’s business and assets until a proper process is conducted to evaluate strategic alternatives; and the award of compensatory damages and fees, expenses and costs of attorneys and experts. The suit was dismissed without prejudice on July 30, 2013, with each party bearing its own costs.

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

Our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013 contain detailed discussions of certain risk factors that could materially adversely affect our business, operating results, or financial condition. The following risk factors, related to the contemplated Merger, supplement and should be read in conjunction with those addressed in the Form 10-K and Form 10-Q.

Uncertainties associated with the Merger may cause us to lose key customers and key personnel.

As a result of the uncertainty surrounding the conduct of our business following the completion of the Merger, we may lose key customers and our employees may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them.

Failure to complete the Merger could negatively impact our business and the market price of our shares.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the disruption to our business resulting from the announcement of the signing of the Merger Agreement, the diversion of management’s attention from our day-to-day business and the substantial restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Merger which may make it difficult for us to achieve our business goals if the Merger does not occur.

If the Merger Agreement is not adopted by the Company’s stockholders or if the Merger is not completed for any other reason, rue21’s stockholders will not receive any payment for their shares in connection with the Merger. Instead, rue21 will remain an independent public company, and the shares will continue to be quoted on the NASDAQ. In addition, if the Merger is not completed, the Company expects that management will operate rue21’s business in a manner similar to that in which it is being operated today and that rue21’s stockholders will continue to be subject to the same risks and opportunities to which they are currently subject, including, without limitation, risks related to the competitive specialty retail industry in which rue21 operates and adverse economic conditions.

Furthermore, if the Merger is not completed, and depending on the circumstances that would have caused the Merger not to be completed, the price of the shares may decline significantly. If that were to occur, it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade. Accordingly, if the Merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of your shares. If the Merger is not completed, the Company’s board of directors will continue to evaluate and review the Company’s business operations, properties, dividend policy, stock repurchase policy and capitalization, among other things, make such changes as are deemed appropriate and continue to seek to identify strategic alternatives to enhance stockholder value. If the Merger Agreement is not adopted by the Company’s stockholders or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to rue21 will be offered or that rue21’s business, prospects or results of operation will not be adversely impacted.

Failure to complete the Merger could trigger the payment of a termination fee.

If the Merger Agreement is terminated, under specified circumstances, rue21 would be required to pay a termination fee in an amount equal to $31.359 million.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended February 2, 2013 and the Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, together with the cautionary statement under the caption “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the 13 weeks Ended August 3, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar of shares Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 5, 2013 to June 1, 2013	92,300	$34.00	92,300	$36,426,806
June 2, 2013 to July 6, 2013	—	—	—	36,426,806
July 7, 2013 to August 3, 2013	—	—	—	36,426,806

Total	92,300	$34.00	92,300	$36,426,806

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 24, 2012. The authorization was increased by $25 million on March 21, 2013. The Company suspended its stock repurchase program as of May 23, 2013 following the announcement of the Merger.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated May 23, 2013, by and among rue21, inc, Rhodes Holdco, Inc. and Rhodes Holdco, Inc., incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K (File No. 001-34536) filed on May 24, 2013.

10.1	Support Agreement, dated May 23, 2013 by and among the stockholders listed on the signature page thereto, rue21, inc and, solely for purposes of Section 1(a) thereof, and, to the extent applicable, Section 9 thereof, Rhodes Holdco, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File No. 001-34536) filed on May 24, 2013.

10.2*	Equity Commitment Letter, dated May 23, 2013, by and among the Company, Parent, Apax VIII-A L.P., Apax VIII-B L.P., Apax VIII-1 L.P., and Apax VIII-2 L.P.

10.3*	Amended and Restated 2009 Omnibus Incentive Plan.

10.4*	Annual Incentive Bonus Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of rue21, inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of rue21, inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rue21, inc.

Date: September 12, 2013	By	/s/ Robert Fisch
Robert Fisch Chairman and Chief Executive Officer

Date: September 12, 2013	By	/s/ Keith McDonough
Keith McDonough Senior Vice President and Chief Financial Officer